Form 10QSB
period 2000-06-30
BIO AMERICAN CAPITAL CORP
filed 2000-08-25
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2000                                           000-26907


                        BIO AMERICAN CAPITAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       93-1118938
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

             462 Stevens Avenue, Suite #308, Solana Beach, CA 92075
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (858) 793-5900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   3,930,250 common shares as of June 30, 2000

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

     For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

     The  financial  statements  have  been  prepared  by  Bio-American  Capital
Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1999, included in the Company's Form 10-SB.


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unuadited)

                                                                 June 30,           December 31,
                                                                   2000                 1999
                                                               -------------      -----------------
                                                               (Unaudited)

ASSETS:

Current Assets:
     Cash                                                              $ 47                  $ 589
     Interest Receivable                                                  -                      -
     Notes Receivable                                                     -                      -
                                                               -------------      -----------------

TOTAL ASSETS                                                           $ 47                  $ 589
                                                               =============      =================


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
  Accounts Payable                                                  $63,917               $ 47,074
  Accrued Liabilities                                                     -                  1,087
  Notes Payable                                                           -                 16,500
                                                               -------------      -----------------
Total Current Liabilities                                            63,917                 64,661
                                                               -------------      -----------------

Stockholders' Equity (Deficit):
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding in 2000, and 1,830,250 shares issued
       and outstanding in 1999.                                       3,930                  1,830
   Additional Paid-in Capital                                       543,083                503,183
   Accumulated Deficit during the Development Stage                (610,883)              (569,085)
                                                               -------------      -----------------
Total Stockholders' Equity (Deficit)                                (63,870)               (64,072)
                                                               -------------      -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                     $ 47                  $ 589
                                                               =============      =================



The accompanying notes are an integral part of these financial statements.


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statement of Operations
       For the Three and Six Months Ended June 30, 2000 and June 30, 1999
     With Comparative Totals from May 5, 1992 (Inception) to June 30, 2000
                            (Unaudited)
                                                                                                              (Unaudited)
                                                                                                                 For the
                                                                                                                 Period
                                                        (Unaudited)                    (Unaudited)             May 5, 1992
                                                     Three Months Ended              Six Months Ended          (Inception) to
                                                          June 30,                       June 30,               June 30,
                                                 ---------------------------    ---------------------------
                                                    2000            1999           2000               1999        2000
                                                 -----------     -----------    -----------     -----------    ------------
REVENUE:                                                $ -             $ -            $ -             $ -             $ -


EXPENSES:

   Provision for Bad Debt                                 -               -              -               -         453,432
   Amortization                                           -               -              -               -             500
   Professional Expenses                              6,494             215          6,494           7,208          41,307
   Management Fees                                   15,000          15,000         30,000          30,000         100,000
   Travel & Other                                        30              30             60              68           2,185
   Office Expenses                                    2,250           2,250          4,500           4,500          15,000
                                                 -----------     -----------    -----------     -----------    ------------
TOTAL EXPENSES                                       23,774          17,495         41,054          41,776         612,424

OTHER INCOME                                              -          13,502              -          27,004          30,376

OTHER EXPENSE                                           249             100            744             100           1,831
                                                 -----------     -----------    -----------     -----------    ------------

NET LOSS                                          $ (24,023)       $ (4,093)     $ (41,798)      $ (14,872)     $ (583,879)
                                                 ===========     ===========    ===========     ===========    ============

NET LOSS PER SHARE                                  $ (0.01)            $ -        $ (0.02)        $ (0.01)
                                                 ===========     ===========    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               2,891,800       1,830,250      2,360,920       1,830,250
                                                 ===========     ===========    ===========     ===========

The accompanying notes are an integral part of these financial statements.


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows
   For the Three Months and Six Months Ended June 30, 2000 and June 30, 1999
     With Comparative Totals from May 5, 1992 (Inception) to June 30, 2000
                                   (Unaudited)

                                                                                                                (Unaudited)
                                                                                                                  For the
                                                                                                                  Period
                                                          (Unaudited)                 (Unaudited)               May 5, 1992
                                                       Three Months Ended           Six Months Ended            (Inception) to
                                                            June 30,                    June 30,                 June 30,
                                                     -----------------------    -------------------------
                                                       2000          1999         2000           1999              2000
                                                     ----------    ---------    ----------    -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                              $(24,023)     $(4,093)    $ (41,798)     $ (14,872)        $ (610,883)
Adjustments to reconcile net loss to net cash
  used in operating activities;
  Amortization                                               -            -             -              -                500
  Changes in assets and liabilities:
     Increase (Decrease) in Accounts Payable              (407)       1,946        16,843         (9,377)            63,917
     Increase (Decrease)  in Accrued Liabilities        (1,582)         100        (1,087)           100                  -
     Increase in Interest Receivable                         -      (13,502)            -        (27,004)                 -
    Decrease in Notes Payable                          (16,500)           -       (16,500)             -                  -
                                                     ----------    ---------    ----------    -----------       ------------
Net Cash Used in Operating Activities                  (42,512)     (15,549)      (42,542)       (51,153)          (546,466)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Incorporation Costs                                     -            -             -              -               (500)
                                                     ----------    ---------    ----------    -----------       ------------
Net Cash Used in Investing Activities                        -            -             -              -               (500)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Sale of Common Stock                  42,000            0        42,000         13,200            547,013
     Proceeds from Notes Payable                             0       16,500             -         16,500                  -
                                                     ----------    ---------    ----------    -----------       ------------
Net Cash Provided by Financing Activities               42,000       16,500        42,000         29,700            547,013

(Decrease) Increase in Cash                               (512)         951          (542)       (21,453)                47

Cash - Beginning of Period                                 559        7,416           589         29,820                  -
                                                     ----------    ---------    ----------    -----------       ------------

Cash - End of Period                                      $ 47      $ 8,367          $ 47        $ 8,367               $ 47
                                                     ==========    =========    ==========    ===========       ============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:

       Interest                                          $ 249        $ 100         $ 744          $ 100            $ 1,831
                                                     ==========    =========    ==========    ===========       ============
       Income taxes                                        $ -          $ -           $ -            $ -                $ -
                                                     ==========    =========    ==========    ===========       ============




The accompanying notes are an integral part of these financial statements.

                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
            Statements of Changes in Stockholders' Equity (Deficit)
            For the Period May 5, 1992 (Inception) to June 30, 2000
                                  (Unaudited)
                                                                                                               Defict
                                                                                                              Accumulated
                                                                               Additional       Stock        During the
                                                        Common Stocks           Paid-In       Subscription    Development
                                                     Shares        Amount       Capital        Receivable      Stage         Total
                                                    -------       --------     ----------     ------------   ------------    -----
Balance - May 5, 1992 (Inception)                            -         $ -              $ -          $ -           $ -          $ -
                                                      ---------    ---------      ----------    ---------       --------    --------
Balance - December 31, 1992                                  -           -                -            -             -            -

Issuance to Founders for Cash                           39,000          39            7,761            -             -        7,800
Net Loss                                                     -           -                -            -        (1,285)      (1,285)
                                                      ---------    ---------      ----------    ---------       --------    --------
Balance - December 31, 1993                             39,000          39            7,761            -        (1,285)       6,515

Net Loss                                                     -           -                -            -        (2,732)      (2,732)
                                                      ---------    ---------      ----------    ---------       --------    --------
Balance - December 31, 1994                             39,000          39            7,761            -        (4,017)       3,783

Net Loss                                                     -           -                -            -        (3,583)      (3,583)
                                                      ---------    ---------      ----------    ---------       --------    --------
Balance - December 31, 1995                             39,000          39            7,761            -        (7,600)         200
Net Loss                                                     -           -                -            -          (185)        (185)
                                                      ---------    ---------      ----------    ---------       --------    --------
Balance - December 31, 1996                             39,000          39            7,761            -        (7,785)          15

Net Loss                                                     -           -                -            -          (185)        (185)
                                                      ---------    ---------      ----------    ---------       --------    --------
Balance - December 31, 1997                             39,000          39            7,761            -        (7,970)        (170)

Issuance of Stock for cash  - January 5, 1998          251,250         251            4,749            -             -        5,000
Issuance of Stock for cash - December 11, 1998       1,500,000       1,500          477,513            -             -      479,013
Issuance of stock for subscription agreement -
  December 31, 1998                                     40,000          40           13,160      (13,200)            -            -
Net Loss                                                     -           -                -            -       (22,968)     (22,968)
                                                      ---------    ---------      ----------    ---------       --------    --------
Balance - December 31, 1998                          1,830,250       1,830          503,183      (13,200)      (30,938)     460,875
Cash payment for subscription agreement
   - January and February  1999                              -           -                -       13,200             -       13,200
Net Loss                                                     -           -                -            -      (538,147)    (538,147)
                                                      ---------    ---------      ----------    ---------       --------    --------
Balance - December 31, 1999                          1,830,250       1,830          503,183            -      (569,085)     (64,072)

Issuance of Stock for debt forgiveness - 5/16/2000   2,100,000       2,100           39,900            -             -       42,000
Net Loss - June 30, 2000                                     -           -                -            -       (41,798)     (41,798)
                                                      ---------    ---------      ----------    ---------       --------    --------
Balance - June 30, 2000                              3,930,250      $3,930        $ 543,083          $ -    $ (610,883)   $ (63,870)
                                                   ============   =========  ===============  ===========  ============  ===========



The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION

                          (A Development Stage Company)

                          Notes to Financial Statements

                                  June 30, 2000

                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------------------------

ORGANIZATION:
------------

Bio-American Capital Corporation (a Development Stage Company) was incorporated in May 1992 in the state of Nevada to raise capital for a business venture. In November 1998 the Company raised $508,200 to become a technology venture finance company that would organize, capitalize, acquire and finance technology companies. The Company provided $450,060 in financing to a private holding company. The notes payable matured in December 1999 and no payments have been received. In May 2000, with limited operating capital the Company has become a "public shell" and is actively pursuing merging with an operating company that has a strong business plan and wants to establish a public trading market for its securities.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-SB.

The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results for the reminder of the fiscal year ending December 31, 2000.

NET LOSS PER SHARE:
------------------

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period; less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

NOTE 2 - DEBT FORGIVENESS:
-------------------------

As of May 16, 2000, the Company owed the President of the Company $16,500 in notes payable; $1,582 in accrued interest; $50,000 in accrued salaries; and $7,500 in office expenses to a related party. To reduce the Company's delinquent indebtedness and retain the services of the Company's President, in May 2000 the Board of Directors approved the issuance of 2,100,000 shares of common stock to the President in exchange for the forgiveness of $42,000 of indebtedness. Prior to May 15, 2000 the stock last traded for $0.02 per shares on April 4, 2000.

NOTE 3 - GOING CONCERN:
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has experienced significant losses from limited operations. As shown in the financial statements, since inception the Company incurred a net loss of $583,879.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed objectives and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations which raises substantial doubt about the Company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations
---------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and June 30, 1999
--------------------------------------------------------------------------------

         The Company had no revenues for the three months ended June 30, 2000 and June 30, 1999. In 2000 the Company incurred $23,774 in expenses compared to $17,495 in 1999. In 2000, $15,000 was incurred as a management fee to the President of the Company, $5,320 was incurred for financial coverage and $2,250 was incurred for the office and related expenses. In 1999, $15,000 was incurred as a management fee to the President of the Company, and $2,250 was incurred for the office and related expenses. Expenses in 1999 were reduced by the $13,502 of accrued interest on the Notes Receivable from Universal Alliance, Inc.

         The net operating loss in the second quarter in 2000 was $24,023 as compared to $4,093 in 1999. The net loss per share for the quarter each year was $0.01 in 2000 and less than $0.01 in 1999.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and June 30, 1999
--------------------------------------------------------------------------------

         The Company had no revenues for the six months period ended June 30, 2000 and June 30, 1999. In 2000 the Company incurred $41,054 in expenses compared to $41,776 in 1999. In 2000, $30,000 was incurred as a management fee to the President of the Company, $5,320 was incurred for financial coverage and $4,500 was incurred for the office and related expenses. In 1999, $30,000 was incurred as a management fee to the President of the Company, $5,320 was incurred for financial coverage and $4,500 was incurred for the office and related expenses. Expenses in 1999 were reduced by the $27,004 of accrued interest on the Notes Receivable from Universal Alliance, Inc.

         The net operating loss for the six months ended June 30, 2000 was $41,798 as compared to $14,872 for the six months ended June 30, 1999. The net loss per share for the six months ended June 30, 2000 was $0.02 cents compared to the net loss per share for the six months ended June 30, 1999 of $0.01.

         For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 2000, the Company had minimal cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available. To reduce the Company's delinquent indebtedness and retain the services of the Company's President, in May 2000 the Board of Directors approved the issuance of 2,100,000 shares of common stock to the President in exchange for the forgiveness of $42,000 of indebtedness.

Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

Year 2000 Issues
----------------

         Year 2000 problems result primarily from the inability of some computer software to properly store, recall, or use data after December 31, 1999. These problems may affect many computers and other devices that contain embedded computer chips. The Company's operations, however, do not rely on information technology (IT) systems. Accordingly, the Company does not believe it will be material affected by Year 2000 problems.

The Company relies on non-IT systems that may suffer from Year 2000 problems, including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, oil field operators, and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies or industry generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
-------           -----------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 2.           CHANGES IN SECURITIES
-------           ---------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

         To reduce the Company's delinquent indebtedness and retain the services of the Company's President, in May 2000 the Board of Directors approved the issuance of 2,100,000 shares of common stock to the President in exchange for the forgiveness of $42,000 of indebtedness. Prior to May 15, 2000 the stock last traded for $0.02 per shares on April 4, 2000.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES
-------           ------------------------------

         (Not applicable)

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------           ---------------------------------------------------

         (Not applicable)

ITEM 5.           OTHER INFORMATION
-------           -----------------

         (Not applicable)

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

        (a)      Exhibits

             No exhibits as set forth in Regulation SB, are considered necessary for this filing.

        (b)      Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 25, 2000

                                              BIO-AMERICAN CAPITAL CORP.


                                              /s/ LEONARD VIEJO
                                              -----------------------------
                                              Leonard Viejo, President