Form 10QSB
period 2000-09-30
BIO AMERICAN CAPITAL CORP
filed 2000-10-30
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
-----------------                                      ----------------------
September 30, 2000                                                  000-26907


                        BIO AMERICAN CAPITAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                             93-1118938
(State of incorporation)                               IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                         92075
(Address of principal executive offices)                            (Zip Code)


                                  858.793.5900
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes X       No
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                3,930,250 common shares as of September 30, 2000

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1     Financial Statements............................................... 3

Item 2     Management Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. 9



                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings..................................................11

Item 2     Changes in Securities............................................. 11

Item 3     Default Upon Senior Securities.................................... 11

Item 4     Submission of Matters to a Vote of Security Holders............... 11

Item 5     Other Information................................................. 11

Item 6     Exhibits and Reports on Form 8-K.................................. 11



                                    PART III

           Signature                                                          12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

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



                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                         Balance Sheet
                                          (Unaudited)



                                                                September 30,      December 31,
                                                                    2000               1999
                                                                -------------      ------------
                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash                                                                $ -                  $ 589
     Interest Receivable                                                   -                      -
     Notes Receivable                                                      -                      -
                                                                -------------      -----------------

TOTAL ASSETS                                                             $ -                  $ 589
                                                                =============      =================


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
  Accounts Payable                                                   $81,150               $ 47,074
  Accrued Liabilities                                                      -                  1,087
  Notes Payable                                                            -                 16,500
                                                                -------------      -----------------
Total Current Liabilities                                             81,150                 64,661
                                                                -------------      -----------------

Stockholders' Equity (Deficit):
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding in 2000, and 1,830,250 shares issued
       and outstanding in 1999.                                        3,930                  1,830
   Additional Paid-in Capital                                        543,083                503,183
   Accumulated Deficit during the Development Stage                 (628,163)              (569,085)
                                                                -------------      -----------------
Total Stockholders' Equity (Deficit)                                 (81,150)               (64,072)
                                                                -------------      -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                       $ -                  $ 589
                                                                =============      =================




   The accompanying notes are an integral part of these financial statements.



                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Statements of Operations
         For the Three and Nine Months Ended September 30, 2000 and September 30, 1999
           With Comparative Totals from May 5, 1992 (Inception) to September 30, 2000
                                          (Unaudited)



                                                                                                       (Unaudited)
                                                                                                         For the
                                                                                                         Period
                                                    (Unaudited)                  (Unaudited)           May 5, 1992
                                                 Three Months Ended           Nine Months Ended        (Inception) to
                                                   September 30,                September 30,          September 30,
                                              -------------------------    -------------------------
                                                 2000          1999          2000              1999       2000
                                              -----------   -----------    ----------    -----------   ------------

REVENUE:                                             $ -           $ -           $ -            $ -            $ -


EXPENSES:
   Provision for Bad Debt                              -             -             -              -        453,432
   Amortization                                        -             -             -              -            500
   Professional Expenses                               -           255         6,494          7,463         41,307
   Management Fees                                15,000        15,000        45,000         45,000        115,000
   Travel & Other                                     30            30            90             98          2,215
   Office Expenses                                 2,250         2,250         6,750          6,750         17,250
                                              -----------   -----------    ----------    -----------   ------------
TOTAL EXPENSES                                    17,280        17,535        58,334         59,311        629,704

OTHER INCOME                                           -        13,502             -         40,506          3,372

OTHER EXPENSE                                          -           495           744            595          1,831
                                              -----------   -----------    ----------    -----------   ------------

NET LOSS                                       $ (17,280)     $ (4,528)    $ (59,078)     $ (19,400)    $ (628,163)
                                              ===========   ===========    ==========    ===========   ============

NET LOSS PER SHARE                                   $ -           $ -       $ (0.02)       $ (0.01)
                                              ===========   ===========    ==========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING            3,930,250     1,830,250     2,848,507      1,830,250
                                              ===========   ===========    ==========    ===========




   The accompanying notes are an integral part of these financial statements.


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows
 For the Three and Nine Months Ended September 30, 2000 and September 30, 1999
   With Comparative Totals from May 5, 1992 (Inception) to September 30, 2000
                                  (Unaudited)



                                                                                                       (Unaudited)
                                                                                                        For the
                                                                                                         Period
                                                     (Unaudited)              (Unaudited)              May 5, 1992
                                                  Three Months Ended       Nine Months Ended           (Inception) to
                                                    September 30,            September 30,             September 30,
                                                 ---------------------   -----------------------
                                                   2000        1999        2000          1999             2000
                                                 ---------    --------   ----------    ---------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $(17,280)    $(4,528)   $ (59,078)    $ (19,400)      $ (628,163)
Adjustments to reconcile net loss to net cash
  used in operating activities;
  Amortization                                          -           -            -            -               500
  Changes in assets and liabilities:
     Increase (Decrease) in Accounts Payable       17,233      10,000       34,076          623            81,150
     Increase (Decrease)  in Accrued Liabilities        -         495       (1,087)         595                 -
     Increase in Interest Receivable                    -     (13,502)           -      (40,506)                -
    Decrease in Notes Payable                           -           -      (16,500)           -                -
                                                                                                               -
                                                 ---------    --------   ----------    ---------
Net Cash Used in Operating Activities                 (47)     (7,535)     (42,589)     (58,688)         (546,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Incorporation Costs                                -           -            -            -              (500)
                                                 ---------    --------   ----------    ---------       -----------
Net Cash Used in Investing Activities                   -           -            -            -              (500)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                  -           -       42,000       13,200           547,013
     Proceeds from Notes Payable                        -           -            -       16,500                 -
                                                 ---------    --------   ----------    ---------       -----------
Net Cash Provided by Financing Activities               -           -       42,000       29,700           547,013

(Decrease) Increase in Cash                           (47)     (7,535)        (589)     (28,988)                -

Cash - Beginning of Period                             47       8,367          589       29,820                 -
                                                 ---------    --------   ----------    ---------       -----------

Cash - End of Period                                  $ -       $ 832          $ -        $ 832               $ -
                                                 =========    ========   ==========    =========       ===========

Supplemental Disclosures of Cash Flow Information
      Cash paid during the year for:
       Interest                                       $ -       $ 495        $ 744        $ 595           $ 1,831
                                                 =========    ========   ==========    =========       ===========
       Income taxes                                   $ -         $ -          $ -          $ -               $ -
                                                 =========    ========   ==========    =========       ===========



   The accompanying notes are an integral part of these financial statements.



                                                   BIO-AMERICAN CAPITAL CORP.
                                                 (A Development Stage Company)
                                    Statements of Changes in Stockholders' Equity (Deficit)
                                  For the Period May 5 1992 (Inception) to September 30, 2000
                                                          (Unaudited)

                                                                                                               Defict
                                                                                                              Accumulated
                                                                               Additional       Stock        During the
                                                        Common Stocks           Paid-In       Subscription    Development
                                                     Shares        Amount       Capital        Receivable      Stage        Total
                                                     --------------------      ----------     ------------   ------------   -----

Balance - May 5, 1992 (Inception)                            -         $ -          $ -          $ -           $ -            $ -
                                                    -----------     -------   ----------     --------     ---------       --------
Balance - December 31, 1992                                  -           -            -            -             -              -
                                                    -----------     -------   ----------     --------     ---------       --------
Issuance to Founders for Cash                           39,000          39        7,761            -             -          7,800
Net Loss                                                     -           -            -            -        (1,285)        (1,285)
                                                    -----------     -------   ----------     --------     ---------       --------
Balance - December 31, 1993                             39,000          39        7,761            -        (1,285)         6,515

Net Loss                                                     -           -            -            -        (2,732)        (2,732)
                                                    -----------     -------   ----------     --------     ---------       --------
Balance - December 31, 1994                             39,000          39        7,761            -        (4,017)         3,783

Net Loss                                                     -           -            -            -        (3,583)        (3,583)
                                                    -----------     -------   ----------     --------     ---------       --------
Balance - December 31, 1995                             39,000          39        7,761            -        (7,600)           200

Net Loss                                                     -           -            -            -          (185)          (185)
                                                    -----------     -------   ----------     --------     ---------       --------
Balance - December 31, 1996                             39,000          39        7,761            -        (7,785)            15

Net Loss                                                     -           -            -            -          (185)          (185)
                                                    -----------     -------   ----------     --------     ---------       --------
Balance - December 31, 1997                             39,000          39        7,761            -        (7,970)          (170)

Issuance of Stock for cash  - January 5, 1998          251,250         251        4,749            -             -          5,000
Issuance of Stock for cash - December 11, 1998       1,500,000       1,500      477,513            -             -        479,013
Issuance of stock for subscription agreement -
  December 31, 1998                                     40,000          40       13,160      (13,200)            -              -
Net Loss                                                     -           -            -            -       (22,968)       (22,968)
                                                    -----------     -------   ----------     --------     ---------       --------
Balance - December 31, 1998                          1,830,250       1,830      503,183      (13,200)      (30,938)       460,875

Cash payment for subscription agreement
   - January and February  1999                              -           -            -       13,200             -         13,200
Net Loss                                                     -           -            -            -      (538,147)      (538,147)
                                                    -----------     -------   ----------     --------     ---------       --------
Balance - December 31, 1999                          1,830,250       1,830      503,183            -      (569,085)       (64,072)

Issuance of Stock for debt forgiveness - 5/16/2000   2,100,000       2,100       39,900            -             -         42,000
Net Loss - September 30, 2000                                -           -            -            -       (59,078)       (59,078)
                                                    -----------     -------   ----------     --------     ---------       --------
Balance - September 30, 2000                         3,930,250      $3,930    $ 543,083          $ -    $ (628,163)     $ (81,150)
                                                    ===========     =======   ==========     ========     =========       ========


   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------

ORGANIZATION:
------------

Bio-American Capital Corporation (a Development Stage Company) was incorporated in May 1992 in the state of Nevada to raise capital for a business venture. In November 1998 the Company raised $508,200 to become a technology venture finance company that would organize, capitalize, acquire and finance technology companies. The Company provided $450,060 in financing to a private holding company. The notes payable matured in December 1999 and no payments have been received. Once the Company has sufficient working capital it will pursue its legal remedies. In May 2000, with limited operating capital the Company has become a "public shell" and is actively pursuing merging with an operating company that has a strong business plan and wants to establish a public trading market for its securities.

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

The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results for the reminder of the fiscal year ending December 31, 2000.

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

NOTE 2 - DEBT FORGIVENESS:
-------------------------

As of May 16, 2000, the Company owed the President of the Company $16,500 in notes payable; $1,582 in accrued interest; $50,000 in accrued management fees; and $7,500 in office expenses to a related party. To reduce the Company's delinquent indebtedness and retain the services of the Company's President, in

May 2000 the Board of Directors approved the issuance of 2,100,000 shares of common stock to the President in exchange for the forgiveness of $42,000 of indebtedness. Prior to May 15, 2000 the stock last traded for $0.02 per shares on April 4, 2000.

NOTE 3 -GOING CONCERN:
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has experienced significant losses from limited operations. As shown in the financial statements, since inception the Company incurred a net loss of $628,163.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison  of Operating  Results for the Three Months Ended  September 30, 2000
--------------------------------------------------------------------------------
and September 30, 1999
----------------------

         The Company had no revenues for the three months ended September 30, 2000 and September 30, 1999. In 2000 the Company incurred $17,280 in expenses compared to $17,535 in 1999. In 2000, $15,000 was incurred as a management fee to the President of the Company, and $2,250 was incurred for the office and related expenses. In 1999, $15,000 was incurred as a management fee to the President of the Company, and $2,250 was incurred for the office and related expenses. Expenses in 1999 were reduced by the $13,502 of accrued interest income on the Notes Receivable from Universal Alliance, Inc. Expenses in 1999 were increased by the accrued interest expense of $495 on the notes payables that were forgiven in May 2000.

         The net operating loss in the third quarter in 2000 was $17,280 as compared to $4,528 in 1999. The net loss per share for the quarter each year was less than $0.01 in 2000 and 1999.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and
--------------------------------------------------------------------------------
September 30, 1999
------------------

         The Company had no revenues for the nine months period ended September 30, 2000 and September 30, 1999. In 2000 the Company incurred $58,334 in expenses compared to $59,311 in 1999. In 2000, $45,000 was incurred as a management fee to the President of the Company, $6,750 was incurred for the office and related expenses, and $5,320 was incurred for financial coverage. In 1999, $45,000 was incurred as a management fee to the President of the Company, $6,750 was incurred for the office and related expenses, and $6,985 was incurred for financial coverage. Expenses in 1999 were reduced by the $40,506 of accrued interest income on the Notes Receivable from Universal Alliance, Inc. The accrued interest expense of $744 in 2000 and $595 in 1999 on the notes payable increased expenses.

         The net operating loss for the nine months ended September 30, 2000 was $59,078 as compared to $19,400 for the nine months ended September 30, 1999. The net loss per share for the nine months ended September 30, 2000 was $0.02 cents compared to the net loss per share for the nine months ended September 30, 1999 of $0.01.

         For the current fiscal year, the Company anticipates incurring a loss as a result of the management fee to the President of the Company, office and related expenses, expenses associated with regulatory filings, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Liquidity and Capital Resources
-------------------------------

         At September 30, 2000, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available. To reduce the Company's delinquent indebtedness and retain the services of the Company's President, in May 2000 the Board of Directors approved the issuance of 2,100,000 shares of common stock to the President in exchange for the forgiveness of $42,000 of indebtedness.

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

         The Company relies on non-IT systems that may suffer from Year 2000 problems, including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies or industry generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2.  Change in Securities.
-----------------------------

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

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         (Not applicable)

Item 5.  Other Information.
--------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

        (a)      Exhibits

         No exhibits as set forth in Regulation SB, are considered necessary for this filing.

        (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Bio-American Capital Corporation

                                        By: /s/Leonard Viejo
Date:  October 16, 2000                    ----------------------------
                                           Leonard Viejo, President