Form 10KSB
period 2000-12-31
BIO AMERICAN CAPITAL CORP
filed 2001-03-30
CIK 908821

FORM 10-KSB
                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended: December 31, 2000
         OR
For the transition period from _________ to ___________

                        Commission file number 000-26907
                                               ---------

                        BIO-AMERICAN CAPITAL CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                 93-1118938
State or other jurisdiction of                        IRS Employer ID Number
Incorporation or organization

462 Stevens Avenue, Suite #308, Solana Beach, CA 92075
(Address of principal executive offices)

Issuer's Telephone Number:                  (858) 793-5900

Securities registered under Section 12(b) of the Act: None
                                                      ----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0
                                                         --

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2001 was $54,907.50

The number of shares of Common Stock of the registrant outstanding as of March 13, 2001 was 3,930,250.

                   Documents Incorporated by reference: None.

                                TABLE OF CONTENTS


                                     PART I


                                                                            Page
Item 1.           Description of Business...................................   3

Item 2.           Description of Properties.................................  13

Item 3.           Legal  Proceedings .......................................  13

Item 4.           Submission of Matters to a Vote of Security Holders.......  13


                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters..................................................   13

Item 6.           Management's Discussion and Analysis of Operations or Plan of
                  Operations ..............................................   15

Item 7.           Financial Statements.....................................

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure ................................   18


                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act.......   18

Item 10.          Executive Compensation...................................   21

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management...............................................   22

Item 12.          Certain Relationships and Related Transactions ..........   23

Item 13.          Exhibits, Financial Statements Schedules and Reports on Form
                  on Form 8-K..............................................   24


Signature Page.............................................................   25

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

Background
----------

         Bio-American Capital Corporation (the "Company") was incorporated under the laws of the State of Nevada on May 5, 1992 to raise capital for a business venture. Minimal capital was raised and it engaged in no business and remained dormant until November 1998. In November 1998 the Company's Board of Directors approved a Share Purchase Agreement that provided for: (i) one for twenty reverse split (with no stockholder being reduced to less than 100 shares) of the issued and outstanding shares of common stock; (ii) the purchase of 157,150 shares of the 290,250 issued and outstanding common stock (post reverse split) by a non-affiliated investor from the Company's principal shareholder; and (iii) appointment of new directors upon the closing of the proposed transaction. The transaction closed in November 1998 and the Board of Directors appointed a new president.

         The Company adopted a new business plan to act as a technology venture finance company to organize, capitalize, acquire and finance technology companies that were positioned to effectively integrate and enhance the delivery of products and services to consumers. The Company intended to take senior debt and equity positions in companies which it chose to finance and provide consulting services for capital structuring, and reorganization of small technology companies to assist in market share growth and the development of the capital structure to facilitate an eventual public offering. The Company also planned to consider acquisitions of operating technology companies for stock and debt. The Company's principal shareholder introduced the Company to several non-affiliated investors who expressed interest in investing in the electronic communications and commerce industry. The Company initially planned to provide NCSS America, Inc. ("NCSS"), with bridge loan financing of $750,000 to meet its contractual obligations and working capital requirements. NCSS was a start-up company that had a license for certain propriety wireless communications technology.

         During November 1998, the Company issued an exempt offering under Regulation D, Rule 504 as adopted then by the Securities and Exchange Commission, to sell 3,000,000 shares at $ 0.33 per share. The Company issued 1,540,000 shares of common stock and raised $508,200.

         In November 1998, Universal Alliance, Inc. ("UAI"), acquired NCSS. In December 1998 the Company entered into a Share Exchange Agreement with UAI and certain shareholders of UAI. The Company also advanced $450,060 to UAI and UAI executed three unsecured notes payable. The notes payable between the Company and UAI matured in December 1999 and no payments have been received. Once the Company has sufficient working capital it will pursue its legal remedies. In July 1999, The Company, UAI and the UAI Controlling Shareholders subsequently terminated the Share Exchange Agreement and entered into a Stock Option Agreement. Effective March 31, 2000 the Stock Option Agreement expired and the Company and UAI have mutually abandoned the transaction.

         In May 2000 the Company President was issued 2,100,000 shares of common stock as the forgiveness of $42,000 of indebtedness of notes payable, accrued management fees and interest expense. The stock ownership of the Company's principal shareholder in November 1998 is currently less than 4% and two of the three Directors appointed in November 1998 have been replaced.

         With limited operating capital, the Company has become a "shell" company. The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses to enhance shareholder value. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

         The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity.

General Business Plan
---------------------

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business; industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7, "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Qs or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, the Company's President will pay these charges with his personal funds, as loans to the Company. However, the only opportunity that the Company President has to have these loans repaid will be from a prospective merger or acquisition candidate. The Company President has agreed that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

         Nevada Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

Acquisition of Opportunities
----------------------------

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on the value of the Company's securities in the future.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

          As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and the Board of Directors may effectuate such a transaction without shareholder approval.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition
-----------

         The Company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees
---------

         The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

         The duties of the president include: (i) managing the administrative duties of the Company; (ii) move the trading of the Company's common stock from the "Pink Sheets" to "Over-the-Counter Bulletin Board; (iii) regulatory filings;
(iv) communicating with shareholders; (v) identifying and analyzing investment opportunities; (vi) negotiating and structuring the proposed investments; (viii) drafting acquisition agreements; (vi) preparing financial statements and completing financial audit by an independent accountant; (vii) raising funds;
(viii) retaining outside professional services and (ix) all other required functions. Under a month-to-month agreement the Company has agreed to pay the president a management fee of $5,000 a month for services rendered. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."



Investment Company Act of 1940
------------------------------

         The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

         Section 3(a) of the Investment Act provides the definition of an "Investment Company" which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "Investment Company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an "Investment Company", the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

         The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

         The Company intends to vigorously resist classification as an "Investment Company" and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a transient investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

Certain Risks
-------------

         The Company's business is subject to numerous risk factors, including the following:

         1. N0 OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

         2. SPECUALTIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation would depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

         3. SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

         4. NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION AND NO STANDARDS FOR BUSINESS COMBINATION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

         5. CONTINUED MANAGEMENT CONTROL AND LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting limited time to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

         6. CONFLICT OF INTEREST - GENERAL. Certain officers and directors of the Company may in the future participate in business ventures that could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

         7. REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         8. LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

         9. LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities that the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         10. REGULATION. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

         11. PROBABLE CHANBE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

         12. REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

         13. DISADVANTAGE OF BLANK CHECK OFFERING. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

          14. TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

         15. REQUIREMENT OF AUDITED FINANCAIL STATEMETNS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.


ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

         The Company has no property and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

         The Company currently maintains an office at 462 Stevens Avenue, Suite 308, Solana Beach, California 92075. The Company pays $750 per month for an office and all related expenses including receptionist, clerical and technical support, office supplies, telephone, computer, etc.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE  REGISTRANT'S  COMMON EQUITY AND OTHER
--------------------------------------------------------------------------------
SHAREHOLDER MATTERS
-------------------

         (a) The Company's shares of common stock began trading on the Over-the-Counter Bulletin Board (the "OTCCB") on December 8, 1998 under the symbol "BIAN". In October 1999, due to the change in Rule 15c2-11, the Company was reduced to trading in the "Pink Sheets" because it did not have an effective

Form 10SB. In August 1999 the Company's Form 10SB become effective. A Form 211 application is pending before NASD Regulations, Inc. to trade the Company's shares of common stock on the OTCCB. The prices set forth below represent closing prices for 2000 and 1999.


                                    High                             Low
                 2000
                 ----

First Quarter                       $ 0.10                           $ 0.02

Second Quarter                      $ 0.05                           $ 0.02

Third Quarter                       $ 0.05                           $ 0.02

Fourth Quarter                      $ 0.05                           $ 0.01

                 1999
                 ----

First Quarter                       $ 5.50                           $ 1.00

Second Quarter                      $ 4.25                           $ 0.75

Third Quarter                       $ 1.125                          $ 0.125

Fourth Quarter                      $ 1.125                          $ 0.012


(b) As of December 31, 2000 were 56 holders of records of the Company's common stock.

(c) No dividends have been either declared or paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.


         Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         In order to be included in NASDAQ's SmallCap Market, a company must satisfy the requirements summarized in this paragraph. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion); (ii) have a market capitalization of $50 million ($35 million for continued inclusion); or (iii) have net income (in the latest fiscal year or two of the last three fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements: (i) 1 million shares in the public float (500,000 for continued inclusion); (ii) $5 million of market value of the public float ($1 million for continued inclusion); (iii) a minimum bid price of $4 ($1 for continued inclusion); (iv) three market makers (two for continued inclusion);
(v) 300 (round lot) shareholders; (vi) an operating history of one year or market capitalization of $50 million; and (vii) certain corporate governance standards.

         Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurance that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Holders
-------

         There are approximately 56 record holders of the Company's Common Stock. 3,930,250 shares Company's Common Stock are issued and outstanding. An aggregate of 1,642,450 shares are "free-trading" securities and 2,287,800 shares are "restricted" securities.

Dividends
---------

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Plan of Operation
-----------------

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter. For a complete description of the Company's plan of operation, see Item 1, "Description of Business."

         If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and the Board of Directors may effectuate such a transaction without shareholder approval. While any disclosure, which may be provided to shareholders, may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within 60 days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Results of Operations Comparison For The Year 2000 and 1999
-----------------------------------------------------------

         The Company had no revenues in 2000 and 1999. In 2000 the Company incurred $80,893 in expenses compared to $538,147 in 1999. The $538,147 of expenses in 1999 included a provision for bad debt of $453,432 plus $84,715 in other expenses.

         The $80,893 of expenses in 2000 included $60,000 as a management fee to the President, $9,000 for an office and related expenses; $5,320 for financial coverage and $5,118 for the legal and accounting services related to the preparation of regulatory reports. The $84,715 of other expenses in 1999 included $60,000 as a management fee to the President, $9,000 for an office and related expenses; $6,000 for financial coverage and $6,824 for the legal and accounting services related to the preparation of regulatory reports.

         The 1999 provision for bad debt includes the $450,060 of unsecured bridge financing to Universal Alliance, Inc. ("UAI") plus accrued interest of $3,372. In December 1998, the Company advanced $450,060 of unsecured bridge financing to UAI. Interest accrued at an annual rate of 12 percent. The principal and interest were to be paid the earlier of one-year from the date of issuance or from the proceeds raised from the UAI Confidential Offering Memorandum (the "UAI Offering"). The notes also grant the Company the option to purchase 90,000 shares of UAI common stock at a price of $5.00 per share. The funds were to be repaid from the UAI Offering and from sales under a Preferred Alliance Agreement. UAI raised minimal cash and did not have sufficient funding to implement the Preferred Alliance Agreement. The notes matured in December 1999. No payments have been received from UAI. The Company issued a formal demand for payment of all principal and interest and has retained legal counsel to begin collection efforts. UAI stated it has insufficient funds to make any payments and offered to convert the indebtedness into equity. The notes payable provide that UAI will pay all costs of collection and reasonable attorney's fees. Once the Company has sufficient working capital it will pursue its legal remedies. The Company has not executed its option to purchase UAI common stock.

         The net operating loss in 2000 was ($80,893) as compared to ($538,147) in 1999 due to the write-off of loan balances due. The net loss per share each year was ($0.03) in 2000 and ($0.29) in 1999.

Results of Operations Comparison For The Year 1999 and 1998
-----------------------------------------------------------

         The Company had no revenues in 1999 and 1998. The Company established a provision for bad debt of $453,432 from UAI (discussed above) and incurred $84,715 in expenses in 1999 as compared to $26,340 in expenses in 1998.

         The $84,715 of expenses in 1999 included $60,000 as a management fee to the President, $9,000 for an office and related expenses; $6,000 for financial coverage and $6,824 for the legal and accounting services related to the preparation of regulatory filings. The $26,340 of expenses in 1998 included $10,000 as a management fee to the President; $10,000 for the legal and other professional services incurred to execute the Share Exchange Agreement with UAI; $2,845 in costs of financial presentations; $1,800 for the preparation of audited financial statements and $1,500 for office expenses and related expenses. Expenses in 1998 were reduced by the $3,372 of then accrued interest on the Notes Receivable from UAI.

         The net operating loss in 1999 was ($538,147) as compared to ($22,968) in 1998 due to the write-off of loan balances due. The net loss per share each year was ($0.29) in 1999 and ($0.07) in 1998.

         The Company remains in the development stage. From the period of inception to December 31, 2000 Company has incurred an accumulated lost of $649,978. The Company has no liquidity or liquid assets at this time, which raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company's principal shareholder is advancing funds on an interim basis. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses and complete a business combination.

         The Company anticipates that until a business combination is completed with an acquisition candidate it will not generate revenues and will incur a loss as a result of expenses associated with regulatory filings and evaluating acquisition candidates. Depending upon the performance of the acquired business it may continue to operate at a loss after completing a business combination.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Year 2000 Issues
----------------

         "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. These problems may affect computers and other devices that contain embedded computer chips. The Company's operations, however, do not rely extensively on information technology ("IT") systems. The IT software and hardware systems the Company operates are all publicly available, pre-packaged systems that are readily replaceable with other functionally similar systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems in its IT software and hardware systems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems and facsimile and other office machines. Moreover, the Company relies on third parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, oil field operators and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies or industry generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company's IT and non-IT systems or third-parties.

ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

         The information required by Item 8 is submitted as a separate section of this report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
--------------------------------------------------

         Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

NAME                               Age                     POSITION HELD
----                               ---                     -------------

Leonard Viejo                      51                      President, Secretary
                                                           And Director

John T. Bigley                     52                      Director

Steven H. Wilhelm                  51                      Director

         Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. Each of the Company's officers and directors devotes only such time as is available to the business of the Company. There are no family relationships between any directors or executive officers of the Company.

Biographical Information

         LEONARD VIEJO, Director and President as of November 25, 1998, age 51, is President of ASTRUM Utility Services, LLC ("ASTRUM") (1997-Present) and Vice President and Chief Financial Officer in the investment banking firm of Kinsell, Newcomb & De Dios, Inc. ("Kinsell") (1994-Present). ASTRUM is a start-up energy services company that will partner with municipalities to offer their communities competitive utility rates and improved service benefits. Mr. Viejo also leads the utility financing and acquisition practice for Kinsell. The firm has designed and marketed, as a lead and a participating underwriter, over $4 billion in financings. Prior to joining Kinsell, Mr. Viejo was a financial executive reporting to the Chairman/CEO and served on the executive council of Sempra Energy, an energy management company. Sempra Energy's revenues in 1999 were $5.4 billion. During his tenure in the industry, he has structured
innovative  and  cost  effective   financing   transactions;   and  successfully
negotiated strategic business alliances. Prior to joining the utility profession, Mr. Viejo earned his CPA and worked as a manager with Ernst & Young. He graduated with honors from the University of Pennsylvania, Wharton School of Finance and Commerce and Northwestern University, Kellogg Graduate School of Management.

         JOHN T. BIGLEY, Director as of May 15, 2000, age 52, is a Regional Manager for Satyam Computer Services, Ltd. ("Satyam") (1999-present). Satyam offers software application development services to large corporations. Satyam's revenues in 1999 were approximately $350 million. Prior to joining Satyam, Mr. Bigley was a Business Development Executive with Amherst Corporate Sales & Solutions ("Amherst") (1997-1999). Amherst provides comprehensive, efficient, and reliable resources to acquire computer technology products, services and information for its clients. Prior to joining Amherst, Mr. Bigley was Executive Vice President of Urban Systems Associates. ("Urban Systems") (1996-1997). Urban Systems was a start up company that successfully developed a software program that predicted the clinical outcomes of patient care for heart attach victims. Prior to joining Urban Systems he was the Vice President of National Sales for Achievement Resources International ("Achievement Resources") (1994-1996). Achievement Resources, a start-up venture, distributed personal interest and self-help videos. Prior to joining Achievement Resources Mr. Bigley was a principal in Strategic Sales & Marketing, a start-up manufactures representative firm that focused on placing consumer electronic and computer equipment to electronic superstore and mass merchant channels. Prior to joining Strategic Sales & Marketing, he was National Manager of Market Requirements for Epson America, Inc. the world's leading printer manufacturer with annual sales exceeding $1 billion. (1988-1993). Mr. Bigley graduated from Eastern New Mexico University where he majored in marketing.

     STEVEN H. WILHELM, Director as of May 15, 2000, age 51, has practiced law for 27 years. He established Steven H. Wilhelm, A Professional Corporation in 1979. The firm specializes in business litigation, business transactions, intellectual property, asset protection and international tax planning. The firm's annual billings are less than $1 million. Mr. Wilhelm is a member of the California and Kansas Bar Association. He received his Bachelor of Science Degree and Juris Doctorate Degree from the University of Kansas. Steven H. Wilhelm, APC provides legal services to the Company.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all
Section 16(s) forms they file.

Conflicts of Interest
---------------------

          Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a limited amount of time to the Company's affairs, including filing regulatory reports and screening and assessing and, if warranted, negotiating to acquire business opportunities.

         The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

         The Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

         There can be no assurance that management will resolve all conflicts of interest in favor of the Company.


ITEM 10.  EXECUTIVE COMPENSATION.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                                              Annual Compensation                      Awards

                                                                              Restricted         Securities
Name and                                                 Other Annual            Stock           Underlying
Principal                         Salary      Bonus      Compensation          Award(s)           Options/
Position              Year         ($)         ($)           ($)                  ($)             SARs (#)
--------              ----         ---         ---           ---                  ---             --------

Leonard Viejo,        1999          0           0           60,000                 0*                 0
President
                      2000          0           0           60,000                 0*                 0

Kurt Wright           1999          0           0             0                    0                  0
Chairman
(resigned 1999)

Roger C. Davey,       1998          0           0             0                    0                  0
Secretary
(resigned 2000)
                      1999          0           0             0                    0                  0


*       See "Certain Transactions."


                             Directors' Compensation
                             -----------------------
                                                                                     Number of
                                                                                    Securities
                              Annual                    Consulting                   Underlying
                             Retainer      Meeting      Fees/Other    Number of    Options SAR
Name                           Fee ($)     Fees ($)      Fees ($)     Shares (#)        (#)
----                           ---         --------     ----------    ----------   ------------

A. Director                     0              0            0               0            0
   Leonard Viejo

B. Director                     0              0            0               0            0
   John T. Bigley

C. Director                     0              0            0               0            0
   Steven H. Wilhelm


D. Director                     0              0            0               0            0
   Kurt Wright
   (resigned 1999)

E. Director                     0              0            0               0            0
   Roger C. Davey
   (resigned 2000)
Option/SAR Grants Table (None)


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

         It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

         The following table sets forth, as of the date of this Registration Statement, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                     NUMBER OF
SHAREHOLDERS/BENEFICIAL OWNERS                         SHARES         PERCENTAGE
------------------------------                         ------         ----------

Cede & Co.
Box 20 Bowling Green Station
New York, New York  10004                             806,180            38.1%

Leonard Viejo, President, Secretary & Director
462 Stevens Avenue, Suite 308
Solana Beach, CA 92075                              2,100,000            53.4%

John T. Bigley, Director
3924 Hawthrone Avenue
Dallas, Texas 75219                                         0               0%

Steven H. Wilhelm, Director
1620 Fifth Avenue, Suite 770
San Diego, CA  92101                                        0               0%
                                                    ---------            -----

All directors and executive
Officers as a group (3 persons)                     2,100,000            53.4%
                                                    =========            =====


Each principal shareholder has sole investment power and sole voting power over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

         Leonard Viejo, President, was issued 2,100,000 shares of common stock @ $0.02 per share on May 16, 2000 as the forgiveness of $42,000 of indebtedness for notes payable, accrued expenses. Prior to May 16, 2000 the stock had last traded for $0.02 per share on April 4, 2000.

         The Company's current business address is at the office of the President of the Company. The Company has agreed to pay $750 per month for an office and all related expenses to a non-affiliate. It is likely that the Company will establish and maintain a different office after completion of a business combination.

         Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

         Repayment of the outstanding debts of the company will undoubtedly be a criteria which will be required to be satisfied by any target company. This of course will require cash to be provided for such repayment of debts. The cash would have to be provided either by the target company, or by a private placement to new investors concurrent with the target company transaction. The requirement of cash availability to pay old debt can be, and often is, a factor, which discourages, impairs, or precludes the Company from either negotiations with a target company, or completion of a transaction with a target company.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     No Reports on Form 8-K have been filed.

                                   SIGNATURES:

Pursuant to the requirements of Section 13or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIO-AMERICAN CAPITAL CORPORATION


DATED:  March  28, 2001                 By: /s/Leonard Viejo
                                            ------------------------------------
                                            Leonard Viejo
                                            President/Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                               by: /s/Leonard Viejo
DATED:  March  28, 2001                            -----------------------------
                                                   Leonard Viejo
                                                   Director

                                               by: /s/John T. Bigley
DATED:  March  28, 2001                            -----------------------------
                                                   John T. Bigley
                                                   Director

                                               by: /s/Steven H. Wilhelm
DATED:  March  28, 2001                            -----------------------------
                                                   Steven H. Wilhelm
                                                   Director

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)



                          Index to Financial Statements


FINANCIAL STATEMENTS FOR THE PERIOD MAY 5, 1992 (INCEPTION) TO DECEMBER 31, 2000


Auditors Report                                              F-2

Balance Sheet                                                F-3

Statements of Operations                                     F-4

Statements of Cash Flows                                     F-5

Statements of Stockholders' Equity                           F-6

Notes to Financial Statements                                F-7 - F-10

                           Michael Johnson & Co., LLC
                          Cetified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Bio-American Capital Corporation
Solana Beach, CA


We have audited the accompanying balance sheets of Bio-American Capital Corporation (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period May 5, 1992 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-American Capital Corp., as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended and for the period May 5, 1992 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 7 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael A. Littman
Denver, Colorado
March 28, 2001



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheets
                           December 31, 2000 and 1999




                                                                       2000              1999
                                                                   -------------      ------------

ASSETS:

Current Assets:
  Cash                                                                     $ 27             $ 589
                                                                   -------------      ------------

TOTAL ASSETS                                                               $ 27             $ 589
                                                                   =============      ============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
 Accounts Payable                                                      $102,842          $ 47,074
 Accrued Liabilities                                                        150             1,087
 Notes Payable                                                                -            16,500
                                                                   -------------      ------------
  Total Current Liabilities                                             102,992            64,661
                                                                   -------------      ------------

   Stockholders' Equity (Deficit):
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,290,250 shares issued and
       outstanding for 2000, and 1,830,250 shares issued
       and outstanding in 1999.                                           3,930             1,830
   Additional Paid-in Capital                                           543,083           503,183
   Accumulated Deficit during the Development Stage                    (649,978)         (569,085)
                                                                   -------------      ------------

Total Stockholders' Equity (Deficit)                                   (102,965)          (64,072)
                                                                   -------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                         $ 27             $ 589
                                                                   =============      ============



   The accompanying notes are an integral part of these financial statements.


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Operations


                                                                                                    For the
                                                                                                     Period
                                                                                                  May 5, 1992
                                                              Year Ended                         (Inception) to
                                                               December 31,                       December 31,
                                                                 2000              1999               2000
                                                              ------------     -------------      ---------------

REVENUE:                                                              $ -               $ -                 $ -


EXPENSES:
   Provision for Bad Debt                                               -           453,432             453,432
   Amortization                                                         -                 -                 500
   Professional Expenses                                           11,030            14,500              45,843
   Management Fees                                                 60,000            60,000             130,000
   Other                                                              120               128               2,245
   Office Expenses                                                  9,000             9,000              19,500
                                                             -------------     -------------     ---------------
Total Expenses                                                     80,150           537,060             651,520
                                                             -------------     -------------     ---------------
OTHER INCOME/ EXPENSES
  Interest Income                                                       -                 -               3,372
  Other Expenses                                                     (743)           (1,087)             (1,830)
                                                             -------------     -------------     ---------------
Total Other Income/Expenses                                          (743)           (1,087)              1,542
                                                             -------------     -------------     ---------------
NET LOSS                                                         $(80,893)        $(538,147)         $ (649,978)
                                                             =============     =============     ===============

Net Loss Per Share                                                $ (0.03)          $ (0.29)
                                                             -------------     -------------
Weighted Average Shares Outstanding                             3,147,790         1,830,250
                                                             =============     =============




   The accompanying notes are an integral part of these financial statements.



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                Indirect Method


                                                                                                     For the
                                                                                                     Period
                                                                                                   May 5, 1992
                                                                 Year Ended                       (Inception) to
                                                                 December 31,                     December 31,
                                                                   2000             1999              2000
                                                                -------------      ------         --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                       $ (80,893)       $(538,147)        $ (649,978)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Amortization                                                         -                -                500
    Stock issued for accrued liabilities                             42,000                -             42,000
    Changes in assets and liabiliites
     Increase in Accounts Payable                                    55,768               85            102,842
     Increase in Accrued Liabilities                                   (937)           1,087                150
     (Increase) in Interest Receivable                                    -           (3,372)                 -
                                                               -------------     ------------     --------------
                                                                     96,831           (2,200)           145,492
                                                               -------------     ------------     --------------
Net Cash Used in Operating Activities                                15,938         (540,347)          (504,486)
                                                               -------------     ------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES;
     Incorporation Costs                                                  -                -               (500)
                                                               -------------     ------------     --------------
Net Cash Used in Investing Activities                                     -                -               (500)
                                                               -------------     ------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Sale of Common Stock                                   -                -            505,013
     Proceeds from Notes Payables                                         -           16,500             16,500
     Principal payments of Notes Payable                            (16,500)               -            (16,500)
                                                               -------------     ------------     --------------
Net Cash Provided by Financing Activities                           (16,500)          16,500            505,013
                                                               -------------     ------------     --------------
(Decrease) Increase in Cash                                            (562)        (523,847)                27

Cash at Beginning of Period                                             589                -                  -
                                                               -------------     ------------     --------------
Cash at End of Period                                                  $ 27        $(523,847)              $ 27
                                                               =============     ============     ==============

Supplemental Disclosures
     Interest                                                           $ -              $ -                $ -
                                                               -------------     ------------     --------------
     Taxes                                                              $ -              $ -                $ -
                                                               -------------     ------------     --------------




   The accompanying notes are an integral part of these financial statements.



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                                                               Deficit
                                                                                             Accumulated
                                                                               Additional     During the         Total
                                                        Common Stock            Paid-In        Development    Stockholders'
                                                    Shares         Amount       Capital         Stage            Equity
                                                   --------       --------    ------------   -------------   ---------------


Balance - May 5, 1992                                       -           $ -           $ -             $ -              $ -
                                                   -----------     ---------    ----------    ------------     ------------
Balance - December 31, 1992                                 -             -             -               -                -
                                                   -----------     ---------    ----------    ------------     ------------
Issuance to Founders for Cash                          39,000            39         7,761               -            7,800
Net Loss                                                    -             -             -          (1,285)          (1,285)
                                                   -----------     ---------    ----------    ------------     ------------
Balance - December 31, 1993                            39,000            39         7,761          (1,285)           6,515
                                                   -----------     ---------    ----------    ------------     ------------
Net Loss                                                    -             -             -          (2,732)          (2,732)
                                                   -----------     ---------    ----------    ------------     ------------
Balance - December 31, 1994                            39,000            39         7,761          (4,017)           3,783
                                                   -----------     ---------    ----------    ------------     ------------
Net Loss                                                    -             -             -          (3,583)          (3,583)
                                                   -----------     ---------    ----------    ------------     ------------
Balance - December 31, 1995                            39,000            39         7,761          (7,600)             200
                                                   -----------     ---------    ----------    ------------     ------------
Net Loss                                                    -             -             -            (185)            (185)
                                                   -----------     ---------    ----------    ------------     ------------
Balance - December 31, 1996                            39,000            39         7,761          (7,785)              15
                                                   -----------     ---------    ----------    ------------     ------------
Net Loss                                                    -             -             -            (185)            (185)
                                                   -----------     ---------    ----------    ------------     ------------
Balance - December 31, 1997                            39,000            39         7,761          (7,970)            (170)
                                                   -----------     ---------    ----------    ------------     ------------
Issuance of stock for cash - March 30, 1998           251,250           251         4,749               -            5,000
Issuance of stock for cash - December 11, 1998      1,500,000         1,500       477,513                          479,013
Issuance of stock for subscription agreement -                                                          -
 - December 31, 1998                                   40,000            40        13,160                           13,200
Net Loss                                                    -             -             -         (22,968)         (22,968)
                                                   -----------     ---------    ----------    ------------     ------------
Balance - December 31, 1998                         1,830,250         1,830       503,183         (30,938)         474,075
                                                   -----------     ---------    ----------    ------------     ------------
Cash payment for subscription                               -             -             -               -                -
Net Loss                                                    -             -             -        (538,147)        (538,147)
                                                   -----------     ---------    ----------    ------------     ------------
Balance - December 31, 1999                         1,830,250         1,830       503,183        (569,085)         (64,072)
                                                   -----------     ---------    ----------    ------------     ------------
Issuance of stock for accrued liabilities           2,100,000         2,100        39,900               -           42,000
Net Loss                                                    -             -             -         (80,893)         (80,893)
                                                   -----------     ---------    ----------    ------------     ------------
Balance - December 31, 2000                         3,930,250       $ 3,930      $543,083      $ (649,978)      $ (102,965)
                                                   -----------     ---------    ----------    ------------     ------------


   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------

         Nature of Business:

         Bio-American Capital Corporation (a Development Stage Company) was incorporated in May 1992 in the state of Nevada to raise capital for a business venture. In November 1998, the Company raised $508,200 to become a technology venture finance company that would organize, capitalize, acquire and finance technology companies. The Company provided $450,060 in financing to a private holding company. The notes payable matured in December 1999 and no payments have been received. Once the Company has sufficient working capital it will pursue its legal remedies. In May 2000, with limited operating capital the Company has become a "public shell" and is actively pursuing merging with an operating company that has a strong business plan and wants to establish a public trading market for its securities.

         The Company fiscal year end is December 31.

         Basis of Presentation - Development Stage Company

         The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         Basis of Accounting:

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Cash and Cash Equivalents:

         The Company considers all highly liquid debt instruments, purchased with an original maturity of three months, to be cash equivalents.

         Use of estimates:

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Stock Subscription:

         The  Company  records  a  stock   subscription  once  the  Subscription
         Agreement is accepted.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

         Net Loss Per Share:

         Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase.

         Revenue Recognition:

         The Company sells merchant banking services and intends to take senior debt and equity positions in companies which it chooses to finance and will provide consulting services for capital structuring, and reorganization of small technology companies to assist in market share gross and the development of the capital structure to facilitate an eventual public offering. Revenue consists of fees for services and an interest earned on monies advanced and the gain from the sale of equity positions.

         Income Taxes:

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

         Fair Value of Financial Instruments

         The carrying amount of cash, notes receivable, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments. The carrying amount of the notes payable are reasonable estimates of fair value as the loans bear interest based on market rates currently available for debt with similar terms.

         Other Comprehensive Income

         The Company has no material  components of other  comprehensive  income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

Note 2 -Bad Debts
        ---------

         Notes Receivable

         In December 1998, the Company provided $450,060 in the form of unsecured bridge notes to finance Universal Alliance, Inc. ("UAI"). The principal and interest of these notes were to be paid the earlier of one year from the date of issue or from the proceeds raised from the UAI Confidential Offering Memorandum that was issued in December 1998. These notes also granted the Company the option to purchase 90,000 shares of UAI common stock at a price of $5.00 per share.

         Effective December 31, 1999, the Company wrote-off the principal sum of $450,060 and the accrued interest of $3,372. No payments have been received from UAI. The Company has issued a formal demand for payment of all principal and interest and retained counsel to begin collection efforts. The Promissory Notes provide UAI will pay all costs of collection and reasonable attorney's fees. The Company did not execute its options to purchase the UAI common stock.

Note 3 -Commitment and Contingencies:
        ----------------------------

         Management Fee and Rental Lease

         Under a month-to-month agreement the Company has agreed to pay the president of the Company a management fee of $5,000 a month for services rendered. The Company also pays $750 a month for an office suite and all related expenses including receptionist, clerical and technical support, office supplies, postage, telephone and computer equipment under a month-to-month agreement.

Note 4 - Related Party Transactions
         --------------------------

         The officers and directors of this company are also officers and directors of other companies.

Note 5 - Capital Stock Transactions
         --------------------------

         During November 1998 the Company raised $508,200 from an exempt Offering Circular under Regulation D, Rule 504 of the Securities and Exchange Commission.

         Reverse Stock Split:

         On November 10, 1998, the Company's Articles of Incorporation were amended to reduce the number of shares issued and outstanding on a basis of one new share for each twenty of such issued and outstanding, provided that no stockholder shall be reduced thereby to less than 100 shares. The reverse stock split was effective on November 25, 1998. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

         Indebtedness:

         In May 2000, the president of the Company was issued 2,100,000 shares of common stock for $16,500 of notes payable, $1,582 in accrued interest, and $23,918 of accrued management fees and office expense.

Note 6 - Income Taxes
         ------------

         There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                   $649,978
            Valuation allowance for deferred tax assets        (649,978)
                                                               --------
         Net deferred tax assets                               $      -
                                                               ========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $649,978 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2113. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 7 -Going Concern:
        -------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has experienced significant losses from limited operations. As shown in the financial statements, the Company incurred a net loss of $80,893 in 2000.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed objectives and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.