Form 10QSB
period 2001-03-31
BIO AMERICAN CAPITAL CORP
filed 2001-05-14
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
-----------------                                        ----------------------
March 31, 2001                                                        000-26907


                        BIO AMERICAN CAPITAL CORPORATION
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                             93-1118938
------                                                             ----------
(State of incorporation)                               IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                 92075
------------------------------------------------                 -----
(Address of principal executive offices)                    (Zip Code)


                                  858.793.5900
                             ---------------------
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes   X       No
                                        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  3,930,250 common shares as of March 31, 2001

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1    Financial Statements................................................ 3

Item 2    Management Discussion and Analysis of Financial Condition and
          Results of Operations............................................... 9



                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings.................................................. 10

Item 2    Changes in Securities.............................................. 10

Item 3    Default Upon Senior Securities..................................... 10

Item 4    Submission of Matters to a Vote of Security Holders................ 10

Item 5    Other Information.................................................. 10

Item 6    Exhibits and Reports on Form 8-K................................... 10



                                    PART III

          Signature.......................................................... 11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Bio-American Capital Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000, included in the Company's Form 10-SB.



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)


                                                                        March 31,            December 31,
                                                                          2001                   2000
                                                                      --------------       ----------------
                                                                      (Unaudited)

ASSETS:

Current Assets:
  Cash                                                                         $ 97                 $ 27
                                                                      --------------        -------------

TOTAL ASSETS                                                                   $ 97                 $ 27
                                                                      ==============        =============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
 Accounts Payable                                                         $ 120,092            $ 102,842
 Accrued Liabilities                                                            250                  150
                                                                      --------------        -------------
  Total Current Liabilities                                                 120,342              102,992
                                                                      --------------        -------------

   Stockholders' Equity (Deficit):
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding for 2001, and 1,830,250 shares issued
       and outstanding in 2000.                                               3,930                3,930
   Additional Paid-in Capital                                               543,083              543,083
   Accumulated Deficit during the Development Stage                        (667,258)            (649,978)
                                                                      --------------        -------------

Total Stockholders' Equity (Deficit)                                       (120,245)            (102,965)
                                                                      --------------        -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                             $ 97                 $ 27
                                                                      ==============        =============


   The accompanying notes are an integral part of these financial statements.
                                      F-1



                                                                                                             For the
                                                                                                             Period
                                                                         (Unaudited)                       May 5, 1992
                                                                         Year Ended                       (Inception) to
                                                                          March 31,                          March 31,
                                                                    2001               2000                    2001
                                                                ------------       -------------          ---------------
REVENUE:                                                                  $ -                $ -                  $ -


EXPENSES:
   Provision for Bad Debt                                                   -                  -              453,432
   Amortization                                                             -                  -                  500
   Professional Expenses                                                    -                  -               45,843
   Management Fees                                                     15,000             15,000              145,000
   Other                                                                   30                 30                2,275
   Office Expenses                                                      2,250              2,250               21,750
                                                                --------------     --------------     ----------------
Total Expenses                                                         17,280             17,280              668,800
                                                                --------------     --------------     ----------------
OTHER INCOME/ EXPENSES
  Interest Income                                                           -                  -                3,372
  Other Expenses                                                            -               (495)              (1,830)
                                                                --------------     --------------     ----------------
Total Other Income/Expenses                                                 -               (495)               1,542
                                                                --------------     --------------     ----------------
NET LOSS                                                             $(17,280)          $(17,775)          $ (667,258)
                                                                ==============     ==============     ================

Net Loss Per Share                                                    $ (0.01)           $ (0.01)
                                                                --------------     --------------
Weighted Average Shares Outstanding                                 3,290,250          1,830,250
                                                                ==============     ==============



   The accompanying notes are an integral part of these financial statements.
                                      F-2


                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Statements of Operations
                  For the Three Months Ended March 31, 2001 and March 31, 2000
             With Comparative Totals from May 5, 1992 (Inception to March 31, 2001
                                           (Unaudited



                                                                                                 For the
                                                                                                 Period
                                                                (Unaudited)                    May 5, 1992
                                                                Year Ended                   (Inception) to
                                                                 March 31,                      March 31,
                                                           2001               2000                2001
                                                        ----------          --------         --------------

REVENUE:                                                         $ -                $ -                  $ -


EXPENSES:
   Provision for Bad Debt                                          -                  -              453,432
   Amortization                                                    -                  -                  500
   Professional Expenses                                           -                  -               45,843
   Management Fees                                            15,000             15,000              145,000
   Other                                                          30                 30                2,275
   Office Expenses                                             2,250              2,250               21,750
                                                       --------------     --------------     ----------------
Total Expenses                                                17,280             17,280              668,800
                                                       --------------     --------------     ----------------
OTHER INCOME/ EXPENSES
  Interest Income                                                  -                  -                3,372
  Other Expenses                                                   -               (495)              (1,830)
                                                       --------------     --------------     ----------------
Total Other Income/Expenses                                        -               (495)               1,542
                                                       --------------     --------------     ----------------
NET LOSS                                                    $(17,280)          $(17,775)          $ (667,258)
                                                       ==============     ==============     ================

Net Loss Per Share                                           $ (0.01)           $ (0.01)
                                                       --------------     --------------
Weighted Average Shares Outstanding                        3,290,250          1,830,250
                                                       ==============     ==============


   The accompanying notes are an integral part of these financial statements.
                                      F-2


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit) For the Period May 5, 1992 (Inception) to March 31, 2001
                                  (Unaudited)


                                                                                               Deficit
                                                                                             Accumulated
                                                                               Additional     During the         Total
                                                        Common Stock            Paid-In      Development      Stockholders'
                                                    Shares         Amount       Capital         Stage            Equity
                                                   --------       --------     ----------    -------------    -------------

Balance - May 5, 1992                                       -           $ -           $ -             $ -              $ -
                                                  -------------------------------------------------------------------------
Balance - December 31, 1992                                 -             -             -               -                -
                                                  -------------------------------------------------------------------------
Issuance to Founders for Cash                          39,000            39         7,761               -            7,800
Net Loss                                                    -             -             -          (1,285)          (1,285)
                                                  -------------------------------------------------------------------------
Balance - December 31, 1993                            39,000            39         7,761          (1,285)           6,515
                                                  -------------------------------------------------------------------------
Net Loss                                                    -             -             -          (2,732)          (2,732)
                                                  -------------------------------------------------------------------------
Balance - December 31, 1994                            39,000            39         7,761          (4,017)           3,783
                                                  -------------------------------------------------------------------------
Net Loss                                                    -             -             -          (3,583)          (3,583)
                                                  -------------------------------------------------------------------------
Balance - December 31, 1995                            39,000            39         7,761          (7,600)             200
                                                  -------------------------------------------------------------------------
Net Loss                                                    -             -             -            (185)            (185)
                                                  -------------------------------------------------------------------------
Balance - December 31, 1996                            39,000            39         7,761          (7,785)              15
                                                  -------------------------------------------------------------------------
Net Loss                                                    -             -             -            (185)            (185)
                                                  -------------------------------------------------------------------------
Balance - December 31, 1997                            39,000            39         7,761          (7,970)            (170)
                                                  -------------------------------------------------------------------------
Issuance of stock for cash - March 30, 1998           251,250           251         4,749               -            5,000
Issuance of stock for cash - December 11, 1998      1,500,000         1,500       477,513                          479,013
Issuance of stock for subscription agreement -                                                          -
 - December 31, 1998                                   40,000            40        13,160                           13,200
Net Loss                                                    -             -             -         (22,968)         (22,968)
                                                  -------------------------------------------------------------------------
Balance - December 31, 1998                         1,830,250         1,830       503,183         (30,938)         474,075
                                                  -------------------------------------------------------------------------
Cash payment for subscription                               -             -             -               -                -
Net Loss                                                    -             -             -        (538,147)        (538,147)
                                                  -------------------------------------------------------------------------
Balance - December 31, 1999                         1,830,250         1,830       503,183        (569,085)         (64,072)
                                                  -------------------------------------------------------------------------
Issuance of stock for accrued liabilities           2,100,000         2,100        39,900               -           42,000
Net Loss                                                    -             -             -         (80,893)         (80,893)
                                                  -------------------------------------------------------------------------
Balance - December 31, 2000                         3,930,250       $ 3,930      $543,083      $ (649,978)      $ (102,965)
                                                  -------------------------------------------------------------------------
Net Loss - March 31, 2001                                   -             -             -         (17,280)         (17,280)

Balance - March 31, 2001                            3,930,250       $ 3,930      $543,083      $ (748,151)      $ (120,245)
                                                  =========================================================================


   The accompanying notes are an integral part of these financial statements.
                                      F-3

                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows
          For the Three Months Ended March 31, 2001 and March 31, 2000
     With Comparative Totals from May 5, 1992 (Inception) to March 31, 2001
                                  (Unaudited)

                                Indirect Method


                                                                                                        For the
                                                                                                        Period
                                                                        (Unaudited)                   May 5, 1992
                                                                     Three Months Ended             (Inception) to
                                                                          March 31,                   March 31,
                                                                   2001               2000               2001
                                                                 --------           --------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                        $ (17,280)         $(17,775)          $ (649,978)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Amortization                                                          -                 -                  500
    Stock issued for accrued liabilities                                   -                 -               42,000
    Changes in assets and liabiliites
     Increase in Accounts Payable                                     17,250            17,250              102,842
                                                               --------------     -------------     ----------------
     Increase in Accrued Liabilities                                     100               495                  150
                                                               --------------     -------------     ----------------
                                                                      17,350            17,745              145,492
                                                               --------------     -------------     ----------------
Net Cash Used in Operating Activities                                     70               (30)            (504,486)
                                                               --------------     -------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES;
     Incorporation Costs                                                   -                 -                 (500)
                                                               --------------     -------------     ----------------
Net Cash Used in Investing Activities                                      -                 -                 (500)
                                                               --------------     -------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Sale of Common Stock                                    -                 -              505,013
     Proceeds from Notes Payables                                          -                 -               16,500
     Principal payments of Notes Payable                                   -                 -              (16,500)
                                                               --------------     -------------     ----------------
Net Cash Provided by Financing Activities                                  -                 -              505,013
                                                               --------------     -------------     ----------------
(Decrease) Increase in Cash                                               70               (30)                  27
                                                               --------------     -------------     ----------------
Cash at Beginning of Period                                               27               589                    -
                                                               --------------     -------------     ----------------
Cash at End of Period                                                   $ 97             $ 559                 $ 27
                                                               ==============     =============     ================

Supplemental Disclosures
     Interest                                                            $ -             $ 495              $ 1,830
                                                               --------------     -------------     ----------------
     Taxes                                                               $ -               $ -                  $ -
                                                               --------------     -------------     ----------------


   The accompanying notes are an integral part of these financial statements.
                                      F-4

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results for the reminder of the fiscal year ending December 31, 2001.

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


NOTE 2 -GOING CONCERN:
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)


and the Company has experienced significant losses from limited operations. As shown in the financial statements, since inception the Company incurred a net loss of $667,258.

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

Item 2. Management's  Discussion and Analysis of Financial  Condition and Result
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
-----------------------------------------------------------------------------
March 31, 2000
--------------

         The Company had no revenues for the three months ended March 31, 2001 and March 31, 2000. In 2001 the Company incurred $17,280 in expenses compared to $17,775 in 1999. In 2001 and 2000, $15,000 was incurred as a management fee to the President of the Company, and $2,250 was incurred for the office and related expenses.

         The net operating loss in the first quarter in 2001 was $17,280 as compared to $17,775 in 1999. The net loss per share for the quarter each year was less than $0.01 in 2001 and 2000.

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

Liquidity and Capital Resources
-------------------------------

         At March 31, 2001, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available.

Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2.  Change in Securities.
------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.


Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         (Not applicable)

Item 5.  Other Information.
---------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

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


                                              Bio-American Capital Corporation

                                              By: /s/Leonard Viejo
Date:  May 11, 2001                               ------------------------------
                                                  Leonard Viejo, President