Form 10QSB
period 2001-06-30
BIO AMERICAN CAPITAL CORP
filed 2001-07-10
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                       Commission File Number
-----------------                                       ----------------------
June 30, 2001                                                        000-26907


                        BIO AMERICAN CAPITAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                                93-1118938
------                                                              ------------
(State of incorporation)                                  IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                 92075
------------------------------------------------            ----------
(Address of principal executive offices)                    (Zip Code)


                                  858.793.5900
                                ----------------
                         (Registrant's Telephone number)


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

                   3,930,250 common shares as of June 30, 2001

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1    Financial Statements........................................ F-1 - F-6

Item 2    Management Discussion and Analysis of Financial Condition and
             Results of Operations............................................ 9



                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings.................................................. 10

Item 2    Changes in Securities.............................................. 10

Item 3    Default Upon Senior Securities..................................... 10

Item 4    Submission of Matters to a Vote of Security Holders................ 10

Item 5    Other Information.................................................. 10

Item 6    Exhibits and Reports on Form 8-K................................... 10



                                    PART III

          Signature                                                           11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-----------------------------

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



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)


                                                                    June 30,             December 31,
                                                                      2001                   2000
                                                                  --------------       -----------------
                                                                   (Unaudited)
ASSETS:

Current Assets:
     Cash                                                                  $ 27                    $ 27
     Interest Receivable                                                      -                       -
     Notes Receivable                                                         -                       -
                                                                  --------------       -----------------

TOTAL ASSETS                                                               $ 27                    $ 27
                                                                  ==============       =================


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
  Accounts Payable                                                     $142,092               $ 102,842
  Accrued Liabilities                                                       400                     150
                                                                  --------------       -----------------
Total Current Liabilities                                               142,492                 102,992
                                                                  --------------       -----------------

Stockholders' Equity (Deficit):
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding in 2000, and 1,830,250 shares issued
       and outstanding in 1999.                                           3,930                   3,930
   Additional Paid-in Capital                                           543,083                 543,083
   Accumulated Deficit during the Development Stage                    (689,478)               (649,978)
                                                                  --------------       -----------------
Total Stockholders' Equity (Deficit)                                   (142,465)               (102,965)
                                                                  --------------       -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                         $ 27                    $ 27
                                                                  ==============       =================




   The accompanying notes are an integral part of these financial statements.


                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Statement of Operations
               For the Three and Six Months Ended June 30, 2001 and June 30, 2000
             With Comparative Totals from May 5, 1992 (Inception) to June 30, 2001
                                          (Unaudited)

                                                                                                               (Unaudited)
                                                                                                                 For the
                                                                                                                 Period
                                                        (Unaudited)                    (Unaudited)             May 5, 1992
                                                     Three Months Ended              Six Months Ended          (Inception) to
                                                          June 30,                       June 30,               June 30,
                                                 ---------------------------    ---------------------------
                                                    2001            2000           2001               2000        2001
                                                 -----------     -----------    -----------     -----------    ------------

REVENUE:                                                $ -             $ -            $ -             $ -             $ -


EXPENSES:
   Provision for Bad Debt                                 -               -              -               -         453,432
   Amortization                                           -               -              -               -             500
   Professional Expenses                              4,940           6,494          4,940           6,494          50,783
   Management Fees                                   15,000          15,000         30,000          30,000         160,000
   Travel & Other                                        30              30             60              60           2,305
   Office Expenses                                    2,250           2,250          4,500           4,500          24,000
                                                 -----------     -----------    -----------     -----------    ------------
TOTAL EXPENSES                                       22,220          23,774         39,500          41,054         691,020

OTHER INCOME/EXPENSES
   Interest Income                                                                                                   3,372
   Other Expenses                                         -             249              -             744           1,830
                                                 -----------     -----------    -----------     -----------    ------------
Total Other Income/Expenses                               -             249              -             744           1,542

NET LOSS                                          $ (22,220)      $ (24,023)     $ (39,500)      $ (41,798)     $ (689,478)
                                                 ===========     ===========    ===========     ===========    ============

NET LOSS PER SHARE                                  $ (0.01)        $ (0.01)       $ (0.01)        $ (0.02)
                                                 ===========     ===========    ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               3,930,250       2,891,800      3,930,250       2,360,920
                                                 ===========     ===========    ===========     ===========



   The accompanying notes are an integral part of these financial statements.


                              BIO-AMERICAN CAPITAL CORP.
                            (A Development Stage Company)
               Statements of Changes in Stockholders' Equity (Deficit)
               For the Period May 5, 1992 (Inception) to June 30, 2001
                                     (Unuadited)


                                                                                                        Defict
                                                                                                     Accumulated
                                                                                   Additional         During the
                                                          Common Stocks              Paid-In         Development
                                                       Shares         Amount         Capital            Stage             Total


Balance - May 5, 1992 (Inception)                              -          $ -                $ -               $ -              $ -
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance - December 31, 1992                                    -            -                  -                 -                -

Issuance to Founders for Cash                             39,000           39              7,761                 -            7,800
Net Loss                                                       -            -                  -            (1,285)          (1,285)
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance - December 31, 1993                               39,000           39              7,761            (1,285)           6,515

Net Loss                                                       -            -                  -            (2,732)          (2,732)
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance - December 31, 1994                               39,000           39              7,761            (4,017)           3,783

Net Loss                                                       -            -                  -            (3,583)          (3,583)
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance - December 31, 1995                               39,000           39              7,761            (7,600)             200

Net Loss                                                       -            -                  -              (185)            (185)
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance - December 31, 1996                               39,000           39              7,761            (7,785)              15

Net Loss                                                       -            -                  -              (185)            (185)
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance - December 31, 1997                               39,000           39              7,761            (7,970)            (170)

Issuance of Stock for cash  - January 5, 1998            251,250          251              4,749                 -            5,000
Issuance of Stock for cash - December 11, 1998         1,500,000        1,500            477,513                 -          479,013
Issuance of stock for subscription agreement -
  December 31, 1998                                       40,000           40             13,160                 -           13,200
Net Loss                                                       -            -                  -           (22,968)         (22,968)
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance - December 31, 1998                            1,830,250        1,830            503,183           (30,938)         474,075

Net Loss                                                       -            -                  -          (538,147)        (538,147)
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance - December 31, 1999                            1,830,250        1,830            503,183          (569,085)         (64,072)

Issuance of stock for accrued liabilities              2,100,000        2,100             39,900                 -           42,000
Net Loss                                                       -            -                  -           (80,893)         (80,893)
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance - December 31, 2000                            3,930,250        3,930            543,083          (649,978)        (102,965)

Net Loss - June 30, 2001                                       -            -                  -           (39,500)         (39,500)
                                                    -------------    ---------   ----------------   ---------------   --------------
Balance  - June 30, 2001                               3,930,250       $3,930          $ 543,083        $ (689,478)      $ (142,465)
                                                    =============    =========   ================   ===============   ==============



   The accompanying notes are an integral part of these financial statements



                                           BIO-AMERICAN CAPITAL CORP.
                                         (A Development Stage Company)
                                            Statements of Cash Flows
                   For the Three Months and Six Months Ended June 30, 2001 and June 30, 2000
                     With Comparative Totals from May 5, 1992 (Inception) to June 30, 2001
                                                  (Unaudited)


                                                                                                                (Unaudited)
                                                                                                                  For the
                                                                                                                  Period
                                                          (Unaudited)                 (Unaudited)               May 5, 1992
                                                       Three Months Ended           Six Months Ended            (Inception) to
                                                            June 30,                    June 30,                 June 30,
                                                     -----------------------    -------------------------

                                                       2001          2000         2001           2000              2001
                                                     ----------    ---------    ----------    -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $(22,220)    $(24,023)    $ (39,500)     $ (41,798)        $ (689,478)
Adjustments to reconcile net loss to net cash
  used in operating activities;
  Amortization                                               -            -             -              -                500
  Changes in assets and liabilities:
     Increase (Decrease) in Accounts Payable            22,000         (407)       39,250         16,843            142,092
     Increase (Decrease)  in Accrued Liabilities           150       (1,582)          250         (1,087)               400
     Increase in Interest Receivable                         -            -             -              -                  -
    Decrease in Notes Payable                                -      (16,500)            -        (16,500)                 -
                                                     ----------    ---------    ----------    -----------       ------------
Net Cash Used in Operating Activities                      (70)     (42,512)            -        (42,542)          (546,486)
                                                                                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Incorporation Costs                                     -            -             -              -               (500)
                                                     ----------    ---------    ----------    -----------       ------------
Net Cash Used in Investing Activities                        -            -             -              -               (500)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                       -       42,000             -         42,000            547,013
     Proceeds from Notes Payable                             -            -             -              -                  -
                                                     ----------    ---------    ----------    -----------       ------------
Net Cash Provided by Financing Activities                    -       42,000             -         42,000            547,013
                                                     ----------    ---------    ----------    -----------       ------------

(Decrease) Increase in Cash                                (70)        (512)            0           (542)                27

Cash - Beginning of Period                                  97          559            27            589                  -
                                                     ----------    ---------    ----------    -----------       ------------

Cash - End of Period                                      $ 27         $ 47          $ 27           $ 47               $ 27
                                                     ==========    =========    ==========    ===========       ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
       Interest                                            $ -        $ 249           $ -          $ 744            $ 1,830
                                                     ==========    =========    ==========    ===========       ============
       Income taxes                                        $ -          $ -           $ -            $ -                $ -
                                                     ==========    =========    ==========    ===========       ============



   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results for the reminder of the fiscal year ending December 31, 2001.

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


NOTE 2 -GOING CONCERN:
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has experienced significant losses from limited operations. As shown in the financial statements, since inception the Company incurred a net loss of $689,478.

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

Comparison of Operating Results for the Three Months Ended June 30, 2001 and
----------------------------------------------------------------------------
June 30, 2000
-------------

         The Company had no revenues for the three months ended June 30, 2001 and June 30, 2000. In 2001 the Company incurred $22,220 in expenses compared to $23,774 in 2000. In 2001, $15,000 was incurred as a management fee to the President of the Company, $2,900 was incurred for legal services, $2,250 was incurred for the office and related expenses, and $1,850 was incurred for financial coverage. In 2000, $15,000 was incurred as a management fee to the President of the Company, $5,320 was incurred for financial coverage and $2,250 was incurred for the office and related expenses.

         The net operating loss in the second quarter in 2001 was $22,220 as compared to $24,023 in 2000. The net loss per share for the second quarter was $0.01 in 2001 and 2000.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and June
-------------------------------------------------------------------------------
30, 2000
--------

         The Company had no revenues for the six months period ended June 30, 2001 and June 30, 2000. In 2001 the Company incurred $39,500 in expenses compared to $41,054 in 2000. In 2001, $30,000 was incurred as a management fee to the President of the Company, $4,500 was incurred for the office and related expenses, $2,900 was incurred for legal services and $1,850 was incurred for financial coverage. In 2000, $30,000 was incurred as a management fee to the President of the Company, $5,320 was incurred for financial coverage and $4,500 was incurred for the office and related expenses.

         The net operating loss for the six months ended June 30, 2001 was $39,500 as compared to $41,798 for the six months ended June 30, 2000. The net loss per share for the six months ended June 30, 2001 was $0.01 cents compared to the net loss per share for the six months ended June 30, 2000 of $0.02.

         For the current fiscal year, the Company anticipates incurring a loss as a result of management fees, office expenses, legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Liquidity and Capital Resources
-------------------------------

         At June 30, 2001, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available.

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

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         (Not applicable)

Item 5.  Other Information.
--------------------------

         During June 2001, the Company's shares of common stock began trading on the Over-the-Counter Bulletin Board.

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


                                           Bio-American Capital Corporation

                                           By: /s/ Leonard Viejo
Date:  July 9, 2001                            ---------------------------------
                                                  Leonard Viejo, President