Form 10QSB
period 2001-09-30
BIO AMERICAN CAPITAL CORP
filed 2001-10-23
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
-----------------                                        ----------------------
September 30, 2001                                                    000-26907


                        BIO AMERICAN CAPITAL CORPORATION
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                              93-1118938
------                                                              ----------
(State of incorporation)                                IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                         92075
-------------------------------------------------                        -----
(Address of principal executive offices)                            (Zip Code)


                                  858.793.5900
                                  ------------
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                               Yes X    No
                                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                3,930,250 common shares as of September 30, 2001

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1     Financial Statements..............................................  3

Item 2     Management Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  9



                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings................................................. 10

Item 2     Changes in Securities............................................. 10

Item 3     Default Upon Senior Securities.................................... 10

Item 4     Submission of Matters to a Vote of Security Holders............... 10

Item 5     Other Information................................................. 10

Item 6     Exhibits and Reports on Form 8-K.................................. 10



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



                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                         Balance Sheet
                                          (Unaudited)



                                                                              September 30,       December 31,
                                                                                  2001                2000
                                                                              --------------     --------------
                                                                               (Unaudited)

ASSETS:

Current Assets:
     Cash                                                                           $ 93                    $ 27
     Interest Receivable                                                               -                       -
     Notes Receivable                                                                  -                       -
                                                                           --------------       -----------------

TOTAL ASSETS                                                                        $ 93                    $ 27
                                                                           ==============       =================


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
  Accounts Payable                                                              $162,142               $ 102,842
  Accrued Liabilities                                                              2,100                     150
                                                                           --------------       -----------------
Total Current Liabilities                                                        164,242                 102,992
                                                                           --------------       -----------------

Stockholders' Equity (Deficit):
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding in 2000, and 1,830,250 shares issued
       and outstanding in 1999.                                                    3,930                   3,930
   Additional Paid-in Capital                                                    543,083                 543,083
   Accumulated Deficit during the Development Stage                             (711,162)               (649,978)
                                                                           --------------       -----------------
Total Stockholders' Equity (Deficit)                                            (164,149)               (102,965)
                                                                           --------------       -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                  $ 93                    $ 27
                                                                           ==============       =================



   The accompanying notes are an integral part of these financial statements.


                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Statements of Operations
         For the Three and Nine Months Ended September 30, 2001 and September 30, 2000
           With Comparative Totals from May 5, 1992 (Inception) to September 30, 2001
                                          (Unaudited)



                                                                                                       (Unaudited)
                                                                                                         For the
                                                                                                         Period
                                                    (Unaudited)                  (Unaudited)           May 5, 1992
                                                 Three Months Ended           Nine Months Ended        (Inception) to
                                                   September 30,                September 30,          September 30,
                                              -------------------------    -------------------------
                                                 2001          2000          2001              2000       2001
                                              -----------   -----------    ----------    -----------   ------------
REVENUE:                                             $ -           $ -           $ -            $ -            $ -


EXPENSES:
   Provision for Bad Debt                              -             -             -              -        453,432
   Amortization                                        -             -             -              -            500
   Professional Expenses                           2,000             -         6,940          6,494         52,783
   Management Fees                                15,000        15,000        45,000         45,000        175,000
   Travel & Other                                     34            30            94             90          2,339
   Office Expenses                                 2,250         2,250         6,750          6,750         26,250
                                              -----------   -----------    ----------    -----------   ------------
TOTAL EXPENSES                                    19,284        17,280        58,784         58,334        710,304

OTHER INCOME/EXPENSES
   Interest Income                                                                                           3,372
   Other Expenses                                      -             -             -            744          1,830
                                              -----------   -----------    ----------    -----------   ------------
Total Other Income/Expenses                            -             -             -            744          1,542
                                              -----------   -----------    ----------    -----------   ------------

Loss before income tax                           (19,284)       17,280        58,784         59,078        708,762

Income tax expense                                 2,400             -         2,400              -          2,400
                                              -----------   -----------    ----------    -----------   ------------

NET LOSS                                       $ (21,684)    $ (17,280)    $ (61,184)     $ (59,078)    $ (711,162)
                                              ===========   ===========    ==========    ===========   ============

NET LOSS PER SHARE                               $ (0.01)          $ -       $ (0.02)       $ (0.02)
                                              ===========   ===========    ==========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING            3,930,250     3,930,250     3,930,250      2,848,507
                                              ===========   ===========    ==========    ===========



   The accompanying notes are an integral part of these financial statements.



                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                    Statements of Changes in Stockholders' Equity (Deficit)
                  For the Period May 5, 1992 (Inception) to September 30, 2001
                                          (Unaudited)



                                                                                                       Defict
                                                                                                    Accumulated
                                                                                     Additional      During the
                                                            Common Stocks              Paid-In      Development
                                                         Shares         Amount         Capital         Stage             Total
                                                       ----------     ----------    -----------     ------------       ---------
Balance - May 5, 1992 (Inception)                                -          $ -              $ -            $ -              $ -

Balance - December 31, 1992                                      -            -                -              -                -

Issuance to Founders for Cash                               39,000           39            7,761              -            7,800
Net Loss                                                         -            -                -         (1,285)          (1,285)
Balance - December 31, 1993                                 39,000           39            7,761         (1,285)           6,515

Net Loss                                                         -            -                -         (2,732)          (2,732)
Balance - December 31, 1994                                 39,000           39            7,761         (4,017)           3,783

Net Loss                                                         -            -                -         (3,583)          (3,583)
Balance - December 31, 1995                                 39,000           39            7,761         (7,600)             200

Net Loss                                                         -            -                -           (185)            (185)
Balance - December 31, 1996                                 39,000           39            7,761         (7,785)              15

Net Loss                                                         -            -                -           (185)            (185)
Balance - December 31, 1997                                 39,000           39            7,761         (7,970)            (170)

Issuance of Stock for cash  - January 5, 1998              251,250          251            4,749              -            5,000
Issuance of Stock for cash - December 11, 1998           1,500,000        1,500          477,513              -          479,013
Issuance of stock for subscription agreement -
  December 31, 1998                                         40,000           40           13,160              -           13,200
Net Loss                                                         -            -                -        (22,968)         (22,968)
Balance - December 31, 1998                              1,830,250        1,830          503,183        (30,938)         474,075

Net Loss                                                         -            -                -       (538,147)        (538,147)
Balance - December 31, 1999                              1,830,250        1,830          503,183       (569,085)         (64,072)

Issuance of stock for accrued liabilities                2,100,000        2,100           39,900              -           42,000
Net Loss                                                         -            -                -        (80,893)         (80,893)
Balance - December 31, 2000                              3,930,250        3,930          543,083       (649,978)        (102,965)

Net Loss - September 30, 2001                                    -            -                -        (61,184)         (61,184)
                                                      -------------    ---------   --------------  -------------   --------------
Balance  - September 30, 2001                            3,930,250       $3,930        $ 543,083     $ (711,162)      $ (164,149)
                                                      =============    =========   ==============  =============   ==============



   The accompanying notes are an integral part of these financial statements.



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows
     For the Three Months and Nine Months Ended September 30, 2001 and 2000
   With Comparative Totals from May 5, 1992 (Inception) to September 30, 2001
                                  (Unaudited)
                                                                                                        (Unaudited)
                                                                                                           For the
                                                     (Unaudited)              (Unaudited)                  Period
                                                  Three Months Ended       Nine Months Ended             May 5, 1992
                                                    September 30,            September 30,              (Inception) to
                                                 ---------------------   -----------------------        September 30,
                                                   2001        2000        2001          2000                2001
                                                 ---------    --------   ----------    ---------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                         $(21,684)    $(17,280)  $ (58,784)    $ (59,078)       $(711,162)
Adjustments to reconcile net loss to net cash
  used in operating activities;
  Amortization                                          -           -            -            -               500
  Changes in assets and liabilities:
     Increase (Decrease) in Accounts Payable       20,050      17,233       39,250       34,076           162,142
     Increase (Decrease)  in Accrued Liabilities    1,700           -          250       (1,087)            2,100
     Increase in Interest Receivable                    -           -            -            -                 -
    Decrease in Notes Payable                           -           -            -      (16,500)                -
                                                 ---------    --------   ----------    ---------        ----------
Net Cash Used in Operating Activities                  66         (47)           -      (42,589)         (546,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Incorporation Costs                                -           -            -            -              (500)
                                                 ---------    --------   ----------    ---------        ----------
Net Cash Used in Investing Activities                   -           -            -            -              (500)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                  -           -            -       42,000           547,013
     Proceeds from Notes Payable                        -           -            -            -                 -
                                                 ---------    --------   ----------    ---------        ----------
Net Cash Provided by Financing Activities               -           -            -       42,000           547,013
                                                 ---------    --------   ----------    ---------        ----------

(Decrease) Increase in Cash                            66         (47)           0      (84,589)               93

Cash - Beginning of Period                             27          47           27          589                 -
                                                 ---------    --------   ----------    ---------        ----------

Cash - End of Period                                 $ 93         $ -         $ 27     $ (84,000)       $      93
                                                 =========    ========   ==========    =========        ==========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
       Interest                                       $ -         $ -          $ -        $ 744         $   1,830
                                                 =========    ========   ==========    =========        ==========
       Income taxes                               $ 2,400         $ -          $ -          $ -         $   2,400
                                                 =========    ========   ==========    =========        ==========



   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results for the reminder of the fiscal year ending December 31, 2001.

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


NOTE 2 -GOING CONCERN:
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has experienced significant losses from limited operations. As shown in the financial statements, since inception the Company incurred a net loss of $711,162.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Result
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended September 30, 2001
-----------------------------------------------------------------------------
and September 30, 2000
----------------------

         The Company had no revenues for the three months ended September 30, 2001 and September 30, 2000. In 2001 the Company incurred $21,684 in expenses compared to $17,280 in 2000. In 2001, $15,000 was incurred as a management fee to the President of the Company, $2,250 was incurred for the office and related expenses, $1,000 was incurred for legal services, $1,000 was incurred for financial coverage and $2,400 was incurred for income tax expense. In 2000, $15,000 was incurred as a management fee to the President of the Company, and $2,250 was incurred for the office and related expenses.

         The net operating loss in the third quarter in 2001 was $21,684 as compared to $17,280 in 2000. The net loss per share for the second quarter was $0.01 in 2001 and less than $0.01 in 2000.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and
--------------------------------------------------------------------------------
September 30, 2000
------------------

         The Company had no revenues for the nine months period ended September 30, 2001 and September 30, 2000. In 2001 the Company incurred $61,184 in expenses compared to $59,078 in 2000. In 2001, $45,000 was incurred as a management fee to the President of the Company, $6,750 was incurred for the office and related expenses, $3,900 was incurred for legal services, $2,850 was incurred for financial coverage, and $2,400 was incurred for income tax expense. In 2000, $45,000 was incurred as a management fee to the President of the Company, $6,494 was incurred for financial coverage and $6,750 was incurred for the office and related expenses.

         The net operating loss for the nine months ended September 30, 2001 was $61,184 as compared to $59,078 for the nine months ended September 30, 2000. The net loss per share was $0.02 for the nine months ended September 30, 2001 and September 30, 2000.

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

Liquidity and Capital Resources
-------------------------------

         At September 30, 2001, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available.

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

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         (Not applicable)


Item 5.  Other Information.
--------------------------

         During June 2001, the Company's shares of common stock began trading on Over-the-Counter Bulletin Board.


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


                                        Bio-American Capital Corporation

                                        By: /s/Leonard Viejo
Date:  October 19, 2001                 -------------------------------
                                        Leonard Viejo, President