Form 10KSB/A
period 2000-12-31
BIO AMERICAN CAPITAL CORP
filed 2001-11-29
CIK 908821

FORM 10-KSB/A


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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.
----------------------------------

Background
-----------

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

General Business Plan
----------------------

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

Acquisition of Opportunities
-----------------------------

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

Competition
------------

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

Employees
----------

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



Investment Company Act of 1940
-------------------------------

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

Certain Risks
--------------

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


ITEM 2.  DESCRIPTION OF PROPERTY.
----------------------------------

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

ITEM 3.  LEGAL PROCEEDINGS
---------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE  REGISTRANT'S  COMMON EQUITY AND OTHER
--------------------------------------------------------------------------------
SHAREHOLDER MATTERS
--------------------

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

Holders
--------

         There are approximately 56 record holders of the Company's Common Stock. 3,930,250 shares Company's Common Stock are issued and outstanding. An aggregate of 1,642,450 shares are "free-trading" securities and 2,287,800 shares are "restricted" securities.

Dividends
----------

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Plan of Operation
------------------

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

Results of Operations Comparison For The Year 2000 and 1999
------------------------------------------------------------

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

Results of Operations Comparison For The Year 1999 and 1998
------------------------------------------------------------

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

Year 2000 Issues
-----------------

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

ITEM 7.  FINANCIAL STATEMENTS.
-------------------------------

         The information required by Item 8 is submitted as a separate section of this report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
--------------------------------------------------------

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
---------------------------------------------------

         Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

NAME                               Age                     POSITION HELD
-----                               ---                     -------------

Leonard Viejo                      51                      President, Secretary
                                                           And Director

John T. Bigley                     52                      Director

Steven H. Wilhelm                  51                      Director

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

Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------

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

Conflicts of Interest
----------------------

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


ITEM 10.  EXECUTIVE COMPENSATION.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                                              Annual Compensation                      Awards

                                                                              Restricted         Securities
Name and                                                 Other Annual            Stock           Underlying
Principal                         Salary      Bonus      Compensation          Award(s)           Options/
Position              Year         ($)         ($)           ($)                  ($)             SARs (#)
---------              ----         ---         ---           ---                  ---             --------

Leonard Viejo,        1999          0           0           60,000                 0*                 0
President
                      2000          0           0           60,000                 0*                 0

Kurt Wright           1999          0           0             0                    0                  0
Chairman
(resigned 1999)

Roger C. Davey,       1998          0           0             0                    0                  0
Secretary
(resigned 2000)
                      1999          0           0             0                    0                  0


*       See "Certain Transactions."


                             Directors' Compensation
                             -----------------------
                                                                                     Number of
                                                                                    Securities
                              Annual                    Consulting                   Underlying
                             Retainer      Meeting      Fees/Other    Number of    Options SAR
Name                           Fee ($)     Fees ($)      Fees ($)     Shares (#)        (#)
-----                           ---         --------     ----------    ----------   ------------

A. Director                     0              0            0               0            0
   Leonard Viejo

B. Director                     0              0            0               0            0
   John T. Bigley

C. Director                     0              0            0               0            0
   Steven H. Wilhelm


D. Director                     0              0            0               0            0
   Kurt Wright
   (resigned 1999)

E. Director                     0              0            0               0            0
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------

         The following table sets forth, as of the date of this Registration Statement, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                     NUMBER OF
SHAREHOLDERS/BENEFICIAL OWNERS                         SHARES         PERCENTAGE
-------------------------------                         ------         ---------

Cede & Co.
Box 20 Bowling Green Station
New York, New York  10004                             806,180            38.1%

Leonard Viejo, President, Secretary & Director
462 Stevens Avenue, Suite 308
Solana Beach, CA 92075                              2,100,000            53.4%

John T. Bigley, Director
3924 Hawthrone Avenue
Dallas, Texas 75219                                         0               0%

Steven H. Wilhelm, Director
1620 Fifth Avenue, Suite 770
San Diego, CA  92101                                        0               0%
                                                    ---------            -----

All directors and executive
Officers as a group (3 persons)                     2,100,000            53.4%
                                                    =========            =====


Each principal shareholder has sole investment power and sole voting power over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     No Reports on Form 8-K have been filed.

                                   SIGNATURES:

Pursuant to the requirements of Section 13or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIO-AMERICAN CAPITAL CORPORATION


DATED:  November 28, 2001               By: /s/Leonard Viejo
                                            ------------------------------------
                                            Leonard Viejo
                                            President/Secretary



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                               by: /s/Leonard Viejo
DATED:  November 28, 2001                          -----------------------------
                                                   Leonard Viejo
                                                   Director

                                               by: /s/John T. Bigley
DATED:  November 28, 2001                          -----------------------------
                                                   John T. Bigley
                                                   Director

                                               by: /s/Steven H. Wilhelm
DATED:  November 28, 2001                          -----------------------------
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



/s/ Michael Johnson
Michael Johnson & Co., LLC
Denver, Colorado
March 28, 2001



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