Form 10KSB/A
period 2000-12-31
BIO AMERICAN CAPITAL CORP
filed 2001-12-13
CIK 908821

FORM 10-KSB/A

                                  AMENDMENT #2


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


     Mr. Viejo acts as Chief Financial Officer of the Company even though there is no official title of Chief Financial Oficer.

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

                                        BIO-AMERICAN CAPITAL CORPORATION


DATED:  November 28, 2001               By: /s/Leonard Viejo
                                            ------------------------------------
                                            Leonard Viejo

                                            President/Secretary & Chief
                                            Financial Officer



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