Form 10KSB
period 2001-12-31
BIO AMERICAN CAPITAL CORP
filed 2002-03-25
CIK 908821

FORM 10-KSB
                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended: December 31, 2001



                        Commission file number 000-26907

                        BIO-AMERICAN CAPITAL CORPORATION
                       ----------------------------------
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002 was $235,815

The number of shares of Common Stock of the registrant outstanding as of March 1, 2002 was 3,930,250.

                   Documents Incorporated by reference: None.

                                TABLE OF CONTENTS


                                     PART I


                                                                         Page
Item 1.  Description of Business.........................................    3

Item 2.  Description of Properties.......................................   13

Item 3.  Legal  Proceedings .............................................   13

Item 4.  Submission of Matters to a Vote of Security Holders.............   13


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................   14

Item 6.  Management's Discussion and Analysis of Operations or Plan of
         Operations .....................................................   16

Item 7.  Financial Statements............................................   18

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................   18

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act..............   18

Item 10. Executive Compensation..........................................   21

Item 11. Security Ownership of Certain Beneficial Owners and Management..   22

Item 12. Certain Relationships and Related Transactions .................   23

Item 13. Exhibits, Financial Statements Schedules and Reports on Form on
         Form 8-K........................................................   23


Signature Page...........................................................   25

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

         The duties of the president include: (i) managing the administrative duties of the Company; (ii) regulatory filings; (iii) communicating with shareholders; (iv) identifying and analyzing investment opportunities; (v) negotiating and structuring the proposed investments; (vi) drafting acquisition agreements; (vii) preparing financial statements and completing financial audit by an independent accountant; (viii) raising funds; (ix) retaining outside professional services and (x) all other required functions. Under a month-to-month agreement the Company has agreed to pay the president a management fee of $5,000 a month for services rendered. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."



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

         11. PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

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


                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER
------------------------------------------------------------------------------
SHAREHOLDER MATTERS
-------------------

         (a) The Company's shares of common stock began trading on the Over-the-Counter Bulletin Board (the "OTCCB") on December 8, 1998 under the symbol "BIAN". In October 1999, due to the change in Rule 15c2-11, the Company was reduced to trading in the "Pink Sheets" because it did not have an effective Form 10SB. In August 1999 the Company's Form 10SB become effective. A Form 211 application was accepted by the NASD Regulations, Inc. and the Company's shares of common stock began trading on the OTCCB in June 2001. The prices set forth below represent closing prices for 2001 and 2000.

                                    High                          Low
                                    ----                          ---
                 2001
                 ----

First Quarter                       $ 0.04                        $ 0.03

Second Quarter                      $ 0.10                        $ 0.075

Third Quarter                       $ 0.12                        $ 0.07

Fourth Quarter                      $ 0.07                        $ 0.05

                 2000
                 ----

First Quarter                       $ 0.10                        $ 0.02

Second Quarter                      $ 0.05                        $ 0.02

Third Quarter                       $ 0.05                        $ 0.02

Fourth Quarter                      $ 0.05                        $ 0.01


(b) As of December 31, 2001 were 58 holders of records of the Company's common stock.

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

Holders
-------

         There are approximately 58 record holders of the Company's Common Stock. 3,930,250 shares Company's Common Stock are issued and outstanding. An aggregate of 1,642,450 shares are "free-trading" securities and 2,287,800 shares are "restricted" securities.

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

Results of Operations Comparison For The Year 2001 And 2000
-----------------------------------------------------------

         The Company had no revenues in 2001 and 2000. In 2001 the Company incurred $80,809 in expenses compared to $80,893 in 2000.

         The $80,809 of expenses in 2001 included $60,000 as a management fee to the President, $9,000 for an office and related expenses; $7,931 for the legal and accounting services related to the preparation of regulatory reports and $2,558 paid to the California Franchise Tax Board. The $80,893 of expenses in 2000 included $60,000 as a management fee to the President, $9,000 for an office and related expenses; $5,320 for financial coverage and $5,118 for the legal and accounting services related to the preparation of regulatory reports.

         The net operating loss in 2001 was ($80,809) as compared to ($80,893) in 2000. The net loss per share each year was ($0.02) in 2001 and ($0.03) in 2000.

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

         The Company remains in the development stage. From the period of inception to December 31, 2001 Company has incurred an accumulated lost of $730,787. The Company has no liquidity or liquid assets at this time, which raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company's principal shareholder is advancing funds on an interim basis. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses and complete a business combination.

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
--------------------------------------------------

         Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

NAME                        Age                  POSITION HELD
----                        ---                  -------------

Leonard Viejo               52                   President, Secretary, Chief
                                                 Financial Officer and Director

John T. Bigley              53                   Director

Steven H. Wilhelm           52                   Director

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

Biographical Information

         LEONARD VIEJO, Director and President as of November 25, 1998, age 52, is President of ASTRUM Utility Services, LLC ("ASTRUM") (1997-Present) and Vice President and Chief Financial Officer in the investment banking firm of Kinsell, Newcomb & De Dios, Inc. ("Kinsell") (1994-Present). ASTRUM is a start-up energy services company that partners with municipalities to offer their communities competitive utility rates and improved service benefits. Mr. Viejo also leads the utility financing and acquisition practice for Kinsell. The firm has designed and marketed, as a lead and a participating underwriter, over $4 billion in financings. Prior to joining Kinsell, Mr. Viejo was a financial executive reporting to the Chairman/CEO and served on the executive council of Sempra Energy, an energy management company. Sempra Energy's revenues in 2001 were $8.0 billion. During his tenure in the industry, he has structured innovative and cost effective financing transactions; and successfully negotiated strategic business alliances. Prior to joining the utility profession, Mr. Viejo earned his CPA and worked as a manager with Ernst & Young. He graduated with honors from the University of Pennsylvania, Wharton School of Finance and Commerce and Northwestern University, Kellogg Graduate School of Management.

         JOHN T. BIGLEY, Director as of May 15, 2000, age 53, is a Regional Manager for Satyam Computer Services, Ltd. ("Satyam") (1999-present). Satyam offers software application development services to large corporations. Satyam's revenues in 2001 were approximately $350 million. Prior to joining Satyam, Mr. Bigley was a Business Development Executive with Amherst Corporate Sales & Solutions ("Amherst") (1997-1999). Amherst provides comprehensive, efficient, and reliable resources to acquire computer technology products, services and information for its clients. Prior to joining Amherst, Mr. Bigley was Executive Vice President of Urban Systems Associates. ("Urban Systems") (1996-1997). Urban Systems was a start up company that successfully developed a software program that predicted the clinical outcomes of patient care for heart attach victims. Prior to joining Urban Systems he was the Vice President of National Sales for Achievement Resources International ("Achievement Resources") (1994-1996). Achievement Resources, a start-up venture, distributed personal interest and self-help videos. Prior to joining Achievement Resources Mr. Bigley was a principal in Strategic Sales & Marketing, a start-up manufactures representative firm that focused on placing consumer electronic and computer equipment to electronic superstore and mass merchant channels. Prior to joining Strategic Sales & Marketing, he was National Manager of Market Requirements for Epson America, Inc. the world's leading printer manufacturer with annual sales exceeding $1 billion. (1988-1993). Mr. Bigley graduated from Eastern New Mexico University where he majored in marketing.

     STEVEN H. WILHELM, Director as of May 15, 2000, age 52, has practiced law for 28 years. He established Steven H. Wilhelm, A Professional Corporation in 1979. The firm specializes in business litigation, business transactions, intellectual property, asset protection and international tax planning. The firm's annual billings are less than $1 million. Mr. Wilhelm is a member of the

California and Kansas Bar Association. He received his Bachelor of Science Degree and Juris Doctorate Degree from the University of Kansas. Steven H. Wilhelm, APC provides legal services to the Company.

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


ITEM 10.  EXECUTIVE COMPENSATION.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                                                  Annual Compensation                                Awards

                                                                                           Restricted         Securities
Name and                                                              Other Annual            Stock           Underlying
Principal                             Salary          Bonus           Compensation          Award(s)           Options/
Position                  Year         ($)             ($)                ($)                  ($)             SARs (#)
--------                  ----         ---             ---                ---                  ---             --------
Leonard Viejo,            2000          0               0               60,000 *                0                  0
President, Secretary
and Chief Financial
Officer
                          2001          0               0               60,000*                 0                  0

(*)  - See Item 12 "Certain Relationships and Related Transactions"


                             Directors' Compensation
                             -----------------------
                                                                                                        Number of
                                                                                                       Securities
                                   Annual                       Consulting                             Underlying
                                Retainer Fee      Meeting    Fees/Other Fees    Number of Shares       Options SAR
Name                                 ($)         Fees ($)           ($)                (#)                 (#)
----                                 ---         --------           ---                ---                ----
A. Director                           0              0               0                  0                   0
   Leonard Viejo

B. Director                           0              0               0                  0                   0
   John T. Bigley

C. Director                           0              0               0                  0                   0
   Steven H. Wilhelm

D. Director                           0              0               0                  0                   0
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



                                                                                 NUMBER OF
SHAREHOLDERS BENEFICIAL OWNERS                                                      SHARES         PERCENTAGE
------------------------------                                                      ------         ----------
Cede & Co.
Box 20 Bowling Green Station
New York, New York  10004                                                        1,235,775            31.4%

Leonard Viejo, President, Secretary, Chief Financial
Officer & Director
462 Stevens Avenue, Suite 308                                                    2,100,000            53.4%
Solana Beach, CA 92075

John T. Bigley, Director
3924 Hawthrone Avenue
Dallas, Texas 75219                                                                      0               0%

Steven H. Wilhelm, Director
1620 Fifth Avenue, Suite 770
San Diego, CA  92101                                                                     0               0%
                                                                                 ---------            -----

All directors and executive
Officers as a group (3 persons)                                                  2,100,000            53.4%
                                                                                 =========            =====

Each principal shareholder has sole investment power and sole voting power over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

         Leonard Viejo, President, was issued 2,100,000 shares of common stock @ $0.02 per share on May 16, 2000 as the forgiveness of $42,000 of indebtedness for notes payable, accrued expenses. Prior to May 16, 2000 the stock last traded for $0.02 per shares on April 4, 2000.

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

                                   SIGNATURES:
                                   -----------

Pursuant to the requirements of Section 13or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIO-AMERICAN CAPITAL CORPORATION


DATED:  March  25, 2002                         By: /s/Leonard Viejo
                                            ---------------------------
                                                   Leonard Viejo
                                    President/Secretary/Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                                   by:/s/Leonard Viejo
DATED:  March  25, 2002                       _____________________________
                                                      Leonard Viejo
                                                         Director

                                                   by:/s/John T. Bigley
DATED:  March  25, 2002                       _____________________________
                                                      John T. Bigley
                                                         Director

                                                 by:/s/Steven H. Wilhelm
DATED:  March  25, 2002                       _____________________________
                                                    Steven H. Wilhelm
                                                         Director

                        BIO-AMERICAN CAPITAL CORPORATION
                         (A Development Stage Company)

                              Financial Statements
                 For the Years Ended December 31, 2001 and 2000

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)



                          Index to Financial Statements


FINANCIAL STATEMENTS FOR THE PERIOD MAY 5, 1992 (INCEPTION) TO DECEMBER 31, 2001


Auditor's Report                                             F-2

Balance Sheet                                                F-3

Statements of Operations                                     F-4

Statements of Cash Flows                                     F-5

Statements of Stockholders' Equity                           F-6

Notes to Financial Statements                                F-7-11

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Bio-American Capital Corporation

We have audited the accompanying balance sheets of Bio-American Capital Corporation (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period May 5, 1992 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-American Capital Corp., as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended and for the period May 5, 1992 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 9 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
March 16, 2002


                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                         Balance Sheet
                                   December 31, 2001 and 2000


                                                                              December 31,      December 31,
                                                                               2001                 2000
                                                                             -------------     --------------
ASSETS:

Current Assets:
     Cash                                                                          $ 99                   $ 27
                                                                           -------------      -----------------

TOTAL ASSETS                                                                       $ 99                   $ 27
                                                                           =============      =================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
  Accounts Payable                                                             $180,773              $ 102,842
  Accrued Liabilities                                                             3,100                    150
                                                                           -------------      -----------------
Total Current Liabilities                                                       183,873                102,992
                                                                           -------------      -----------------
Stockholders' Equity (Deficit):
   Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding in 2001 and 2000 respectively                                  3,930                  3,930
   Additional Paid-in Capital                                                   543,083                543,083
   Accumulated Deficit during the Development Stage                            (730,787)              (649,978)
                                                                           -------------      -----------------
Total Stockholders' Equity (Deficit)                                           (183,774)              (102,965)
                                                                           -------------      -----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                 $ 99                   $ 27
                                                                           =============      =================


   The accompanying notes are an integral part of these financial statements.


                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Statements of Operations


                                                                                                    For the
                                                                                                     Period
                                                               For the           For the          May 5, 1992
                                                              Year Ended        Year Ended       (Inception) to
                                                               December 31,      December 31,     December 31,
                                                                 2001              2000               2001
                                                             -------------     -------------     ---------------
REVENUE:                                                              $ -               $ -                 $ -


EXPENSES:
   Provision for Bad Debt                                               -                 -             453,432
   Amortization                                                         -                 -                 500
   Professional Expenses                                           11,679            11,030              57,522
   Management Fees                                                 60,000            60,000             190,000
   Other                                                              130               120               2,375
   Office Expenses                                                  9,000             9,000              28,500
                                                                   ------            ------              ------
TOTAL EXPENSES                                                     80,809            80,150             732,329
                                                             -------------     -------------     ---------------

OTHER INCOME/EXPENSES
   Interest income                                                      -                 -               3,372
   Other expenses                                                       -              (743)             (1,830)
                                                             -------------     -------------     ---------------
Total Other Incone/Expenses                                             -              (743)              1,542
                                                             -------------     -------------     ---------------

NET LOSS                                                         $(80,809)         $(80,893)         $ (730,787)
                                                             =============     =============     ===============

NET LOSS PER SHARE                                                $ (0.02)          $ (0.03)
                                                             =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                             3,930,250         3,147,790
                                                             =============     =============

  The accompanying notes are an integral part of these financial statements.


                                           BIO-AMERICAN CAPITAL CORP.
                                         (A Development Stage Company)
                            Statements of Changes in Stockholders' Equity (Deficit)

                                                                                                Defict
                                                                                               Accumulated
                                                                                Additional     During the
                                                        Common Stocks            Paid-In       Development
                                                      Shares         Amount      Capital        Stage        Total
                                                      ----------     ------        --------    ---------    --------
Balance - May 5, 1992 (Inception)                              -        $ -             $ -         $ -          $ -
                                                      ----------     ------        --------    ---------     --------
Balance - December 31, 1992                                    -          -               -           -            -
                                                      ----------     ------        --------    ---------     --------
Issuance to Founders for Cash                             39,000         39           7,761           -        7,800
Net Loss                                                       -          -               -      (1,285)      (1,285)
                                                      ----------     ------        --------    ---------     --------
Balance - December 31, 1993                               39,000         39           7,761      (1,285)       6,515
                                                      ----------     ------        --------    ---------     --------
Net Loss                                                       -          -               -      (2,732)      (2,732)
                                                      ----------     ------        --------    ---------     --------
Balance - December 31, 1994                               39,000         39           7,761      (4,017)       3,783
                                                      ----------     ------        --------    ---------     --------
Net Loss                                                       -          -               -      (3,583)      (3,583)
                                                      ----------     ------        --------    ---------     --------
Balance - December 31, 1995                               39,000         39           7,761      (7,600)         200
                                                      ----------     ------        --------    ---------     --------
Net Loss                                                       -          -               -        (185)        (185)
                                                      ----------     ------        --------    ---------     --------
Balance - December 31, 1996                               39,000         39           7,761      (7,785)          15
                                                      ----------     ------        --------    ---------     --------
Net Loss                                                       -          -               -        (185)        (185)
                                                      ----------     ------        --------    ---------     --------
Balance - December 31, 1997                               39,000         39           7,761      (7,970)        (170)
                                                      ----------     ------        --------    ---------     --------
Issuance of Stock for cash  - March 30, 1998             251,250        251           4,749           -        5,000
Issuance of Stock for cash - December 11, 1998         1,500,000      1,500         477,513           -      479,013
Issuance of Stock for subscription agreement -
  December 31, 1998                                       40,000         40          13,160           -       13,200
Net Loss                                                       -          -               -     (22,968)     (22,968)
                                                      ----------     ------        --------    ---------     --------
Balance - December 31, 1998                            1,830,250      1,830         503,183     (30,938)     474,075
                                                      ----------     ------        --------    ---------     --------
Cash payment for subscription agreement
   - January and February  1999                                -          -               -           -            -
Net Loss                                                       -          -               -    (538,147)    (538,147)
                                                      ----------     ------        --------    ---------     --------
Balance - December 31, 1999                            1,830,250      1,830         503,183    (569,085)     (64,072)
                                                      ----------     ------        --------    ---------     --------

Issuance of Stock for debt forgiveness - 5/15/2000     2,100,000      2,100          39,900           -       42,000
Net Loss - December 31, 2000                                   -          -              -      (80,893)     (80,893)
                                                      ----------     ------        --------    ---------     --------
Balance - December 31, 2000                            3,930,250     $3,930       $ 543,083  $ (649,978)  $ (102,965)
                                                      ----------     ------        --------    ---------     --------
Net Loss - December 31,2001                                    -          -               -     (80,809)     (80,809)
Balance - December 31, 2001                            3,930,250      3,930         543,083    (730,787)    (183,774)
                                                      ==========     ======        ========    =========    =========


  The accompanying notes are an integral part of these financial statements.


                                           BIO-AMERICAN CAPITAL CORP.
                                         (A Development Stage Company)
                                            Statements of Cash Flows

                                                                                                     For the
                                                                                                     Period
                                                                  For the          For the        May 5, 1992)
                                                                  Year Ended       Year Ended     (Inception) to
                                                                  December 31,     December 31,   December 31,
                                                                   2001             2000              2001
                                                                ------------     ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                           $(80,809)        $(80,893)        $ (730,787)
Adjustments to reconcile net loss to net cash
  used in operating activities;
  Amortization                                                            -                -                500
  Stock issued for accrued liabilities                                    -           25,500             25,500
  Changes in assets and liabilities:
     Increase in Accounts Payable                                    77,931           55,768            180,773
     Increase in Accrued Liabilities                                  2,950             (937)             3,100
                                                                ------------     ------------     --------------
     Total Adjustments                                               80,881           80,331            209,873
                                                                ------------     ------------     --------------
Net Cash Used in Operating Activities                                    72             (562)          (520,914)
                                                                ------------     ------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Incorporation Costs                                                  -                -               (500)
                                                                ------------     ------------     --------------
Net Cash Used in Investing Activities                                     -                -               (500)
                                                                ------------     ------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                                    -                -            505,013
    Proceeds from (Repayment of) Notes Payable                            -                -             16,500
    Principal paymetns of Notes Payable                                   -                -                  -
                                                                ------------     ------------     --------------
Net Cash Provided by Financing Activities                                 -                -            521,513
                                                                ------------     ------------     --------------

(Decrease) Increase in Cash                                              72             (562)                99

Cash - Beginning of Period                                               27              589                  -
                                                                ------------     ------------     --------------

Cash - End of Period                                                   $ 99             $ 27               $ 99
                                                                ============     ============     ==============

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
       Interest                                                         $ -            $   -            $     -
                                                                ------------     ------------     --------------
       Income taxes                                                     $ -          $42,000            $42,000
                                                                ------------     ------------     --------------



   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

Note 1 - The Company
         -----------

         Nature of Business:

         Bio-American Capital Corporation, a development stage company, (the "Company") was incorporated in May 1992 in the state of Nevada to raise capital for a business venture. The Company intended to sell merchant banking services and intended to take senior debt and equity positions in companies which it chose to finance. The Company would provide consulting services for capital structuring, and reorganization of small technology companies to assist in market share growth and the development of the capital structure to facilitate an eventual public offering.

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

Note 2 - Summary of Significant Accounting Policies:
         ------------------------------------------

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

         Use of estimates:

         The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Stock Subscription:

         The Company records a stock subscription once the Subscription Agreement is accepted.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


         Net Loss Per Share:

         Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

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

         Fair Value of Financial Instruments

         The carrying amount of cash, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

         Other Comprehensive Income

         The Company has no material components of other comprehensive income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Note 3 -Bad Debt
        --------

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

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


Note 4 -Commitment and Contingencies:
        ----------------------------

         Related Party Transactions  -Management Fee and Rental Lease

         Under a month-to-month agreement the Company has agreed to pay the president of the Company a management fee of $5,000 a month for services rendered. The Company also pays $750 a month for an office suite and all related expenses including receptionist, clerical and technical support, office supplies, postage, telephone and computer equipment under a month-to-month agreement.


Note 5 - Income Taxes

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                   $115,334
            Valuation allowance for deferred tax assets        (115,334)
                                                               ---------
         Net deferred tax assets                               $       -
                                                               =========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $115,334 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2113. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Capital Stock Transactions

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

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


         Cancellation of Indebtedness:

         In May 2000, the president of the Company was issued 2,100,000 shares of common stock for $16,500 of notes payable, $1,582 in accrued interest, and $23,918 of accrued management fees and office expense.


Note 7 -Going Concern:
        -------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has experienced significant losses from limited operations. The Company's current liabilities exceed current assets by $183,774, and the Company incurred a net loss of $80,809 in 2001.

         The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.