Form 10QSB
period 2002-03-31
BIO AMERICAN CAPITAL CORP
filed 2002-05-07
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
-----------------                                        ----------------------
March 31, 2002                                                        000-26907


                        BIO AMERICAN CAPITAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                            93-1118938
------                                                            ----------
(State of incorporation)                              IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                        92075
------------------------------------------------                        -----
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

                            Yes [X]       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  3,930,250 common shares as of March 31, 2002

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

         The financial statements have been prepared by Bio-American Capital Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001, included in the Company's Form 10-SB.

                        BIO-AMERICAN CAPITAL CORPORATION

                              Financial Statements
                For the Three Month Period Ended March 31, 2002
                                  (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Bio-American Capital Corporation


We have reviewed the accompanying balance sheet of Bio-American Capital Corporation as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
April 19, 2002



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheets


                                                                                   March 31,              December 31,
                                                                                     2002                     2001
                                                                                 --------------        --------------------
                                                                                 (Unaudited)
ASSETS:

Current Assets:
  Cash                                                                                    $ 63                        $ 99
                                                                                 --------------        --------------------

TOTAL ASSETS                                                                              $ 63                        $ 99
                                                                                 ==============        ====================


LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities:
 Accounts Payable                                                                    $ 198,318                   $ 180,773
 Accrued Liabilities                                                                     5,100                       3,100
                                                                                 --------------        --------------------
  Total Current Liabilities                                                            203,418                     183,873
                                                                                 --------------        --------------------

   Stockholders' Deficit:
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding for 2002 and 2001 respectively                                        3,930                       3,930
   Additional Paid-in Capital                                                          543,083                     543,083
   Accumulated Deficit during the Development Stage                                   (750,368)                   (730,787)
                                                                                 --------------        --------------------

Total Stockholders' Deficit                                                           (203,355)                   (183,774)
                                                                                 --------------        --------------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                                 $ 63                        $ 99
                                                                                 ==============        ====================


   The accompanying notes are an integral part of these financial statements.



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Operations

                                  (Unaudited)




                                                                                                          For the
                                                                                                          Period
                                                                                                        May 5, 1992
                                                                            Year Ended                (Inception) to
                                                                             March 31,                    March 31,
                                                                    2002               2001                2002
                                                                --------------     --------------     ----------------
REVENUE:                                                                  $ -                $ -                  $ -


EXPENSES:
   Provision for Bad Debt                                                   -                  -              453,432
   Amortization                                                             -                  -                  500
   Professional Expenses                                                1,495                  -               59,017
   Management Fees                                                     15,000             15,000              205,000
   Other                                                                  836                 30                3,211
   Office Expenses                                                      2,250              2,250               30,750
                                                                --------------     --------------     ----------------
Total Expenses                                                         19,581             17,280              751,910
                                                                --------------     --------------     ----------------
OTHER INCOME/ EXPENSES
  Interest Income                                                           -                  -                3,372
  Other Expenses                                                            -                  -               (1,830)
                                                                --------------     --------------     ----------------
Total Other Income/Expenses                                                 -                  -                1,542
                                                                --------------     --------------     ----------------
NET LOSS                                                             $(19,581)          $(17,280)          $ (750,368)
                                                                ==============     ==============     ================

Net Loss Per Share                                                    $ (0.00)           $ (0.00)

Weighted Average Shares Outstanding                                 3,930,250          3,930,250
                                                                ==============     ==============


   The accompanying notes are an integral part of these financial statements.


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                                                                  Deficit
                                                                                                Accumulated
                                                                      Additional    Stock       During the       Total
                                                 Common Stock         Paid-In     Subscription   Development  Stockholders'
                                              Shares       Amount     Capital      Receivable      Stage         Equity
Balance - May 5, 1992                                -         $ -         $ -           $ -            $ -            $ -
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 1992                          -           -           -             -              -              -
                                            -----------   ---------   ---------   -----------   ------------  -------------
Issuance to Founders for Cash                   39,000          39       7,761             -              -          7,800
Net Loss                                             -           -           -             -         (1,285)        (1,285)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 1993                     39,000          39       7,761             -         (1,285)         6,515
                                            -----------   ---------   ---------   -----------   ------------  -------------
Net Loss                                             -           -           -             -         (2,732)        (2,732)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 1994                     39,000          39       7,761             -         (4,017)         3,783
                                            -----------   ---------   ---------   -----------   ------------  -------------
Net Loss                                             -           -           -             -         (3,583)        (3,583)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 1995                     39,000          39       7,761             -         (7,600)           200
                                            -----------   ---------   ---------   -----------   ------------  -------------
Net Loss                                             -           -           -             -           (185)          (185)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 1996                     39,000          39       7,761             -         (7,785)            15
                                            -----------   ---------   ---------   -----------   ------------  -------------
Net Loss                                             -           -           -             -           (185)          (185)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 1997                     39,000          39       7,761             -         (7,970)          (170)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Issuance of stock for cash - March 30, 1998    251,250         251       4,749             -              -          5,000
Issuance of stock for cash - Dec. 11, 1998   1,500,000       1,500     477,513             -                       479,013
Issuance of stock for subscription agreement                                                              -
 - December 31, 1998                            40,000          40      13,160       (13,200)                            -
Net Loss                                             -           -           -             -        (22,968)       (22,968)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 1998                  1,830,250       1,830     503,183       (13,200)       (30,938)       460,875
                                            -----------   ---------   ---------   -----------   ------------  -------------
Cash payment for subscription                        -           -           -        13,200              -         13,200
Net Loss                                             -           -           -             -       (538,147)      (538,147)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 1999                  1,830,250       1,830     503,183             -       (569,085)       (64,072)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Issuance of stock for accrued liabilities    2,100,000       2,100      39,900             -              -         42,000
Net Loss                                             -           -           -             -        (80,893)       (80,893)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 2000                  3,930,250       3,930     543,083             -       (649,978)      (102,965)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Net Loss                                             -           -           -             -        (80,809)       (80,809)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - December 31, 2002                  3,930,250       3,930     543,083             -       (730,787)      (183,774)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Net Loss - March 31, 2002                            -           -           -             -        (19,581)       (19,581)
                                            -----------   ---------   ---------   -----------   ------------  -------------
Balance - March 31, 2002                     3,930,250     $ 3,930    $543,083             -     $ (750,368)    $ (203,355)
                                            ===========   =========   =========   ===========   ============  =============


   The accompanying notes are an integral part of these financial statements.


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                   Unaudited

                                Indirect Method



                                                                                                             May 5, 1992
                                                                             Three Months Ended             (Inception) to
                                                                                  March 31,                   March 31,
                                                                          2002               2001               2002
                                                                      ---------------    --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                               $ (19,581)         $(17,280)          $ (750,368)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Amortization                                                                 -                 -                  500
    Stock issued for accrued liabilities                                          -                 -               25,500
    Changes in assets and liabiliites
     Increase in Accounts Payable                                            17,545            17,250              198,318
     Increase in Accrued Liabilities                                          2,000               100                5,100
                                                                      ---------------    --------------     ---------------
                                                                             19,545            17,350              229,418
                                                                      ---------------    --------------     ---------------
Net Cash Used in Operating Activities                                           (36)               70             (520,950)
                                                                      ---------------    --------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES;
     Incorporation Costs                                                          -                 -                 (500)
                                                                      ---------------    --------------     ---------------
Net Cash Used in Investing Activities                                             -                 -                 (500)
                                                                      ---------------    --------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Sale of Common Stock                                           -                 -              505,013
     Proceeds from Notes Payables                                                 -                 -               16,500
                                                                      ---------------    --------------     ---------------
Net Cash Provided by Financing Activities                                         -                 -              521,513
                                                                      ---------------    --------------     ---------------
(Decrease) Increase in Cash                                                     (36)               70                   63

Cash at Beginning of Period                                                      99                27                    -
                                                                      ---------------    --------------     ---------------
Cash at End of Period                                                          $ 63              $ 97                 $ 63
                                                                      ==============     =============     ================

Supplemental Disclosures
     Interest                                                                   $ -               $ -                  $ -
                                                                      ---------------    --------------     ---------------
     Taxes                                                                      $ -               $ -                  $ -
                                                                      ---------------    --------------     ---------------
Noncash investing and financing activities:
Issuance of common stock in exchange for
cancellation of note payable of $16,500 and
accrued expenses of $25,500
                                                                      ---------------    --------------     ---------------
                                                                                $ -               $ -             $ 42,000
                                                                      ---------------    --------------     ---------------



   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)




1.       Presentation of Interim Information

         In the opinion of the management of Bio-American Capital Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

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

Comparison of Operating Results for the Three Months Ended March 31, 2002 and
-----------------------------------------------------------------------------
March 31, 2001
--------------

         The Company had no revenues for the three months ended March 31, 2002 and March 31, 2001. In 2002 the Company incurred $19,581 in expenses compared to $17,280 in 2001. In 2002 and 2001, $15,000 was incurred as a management fee to the President of the Company, and $2,250 was incurred for the office and related expenses.

         The net operating loss in the first quarter in 2002 was $19,581 as compared to $17,280 in 2001. The net loss per share for the quarter each year was less than $0.01 in 2002 and 2001.

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

Liquidity and Capital Resources
-------------------------------

         At March 31, 2002, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available.

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


                                               Bio-American Capital Corporation

                                               By: /s/ Leonard Viejo
Date:  April 29, 2002                              -----------------------------
                                                   Leonard Viejo, President