Form 10QSB
period 2002-06-30
BIO AMERICAN CAPITAL CORP
filed 2002-08-21
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
-----------------                                         ----------------------
June 30, 2002                                                          000-26907


                        BIO-AMERICAN CAPITAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                               93-1118938
------                                                               ----------
(State of incorporation)                                 IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                           92075
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

                   3,930,250 common shares as of June 30, 2002

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1    Financial Statements.........................................F-1 - F-5

Item 2    Management Discussion and Analysis of Financial Condition and
          Results of Operations................................................9



                   PART II - OTHER INFORMATION

Item 1    Legal Proceedings...................................................10

Item 2    Changes in Securities...............................................10

Item 3    Default Upon Senior Securities......................................10

Item 4    Submission of Matters to a Vote of Security Holders.................10

Item 5    Other Information...................................................10

Item 6    Exhibits and Reports on Form 8-K....................................10



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

                        BIO-AMERICAN CAPITAL CORPORATION

                              Financial Statements
                  For the Six Month Period Ended June 30, 2002
                                   (Unaudited)

                                Michael Johnson
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Bio-American Capital Corporation


We have reviewed the accompanying balance sheet of Bio-American Capital Corporation as of June 30, 2002 and the related statements of operations and cash flows for the six months ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
August 16, 2002



                               BIO-AMERICAN CAPITAL CORP.
                             (A Development Stage Company)
                                     Balance Sheet


                                                                             June 30,            December 31,
                                                                               2002                  2001
                                                                           --------------      -----------------
                                                                            (Unaudited)

ASSETS:

Current Assets:
     Cash                                                                           $ 95                   $ 99
                                                                           --------------      -----------------

TOTAL ASSETS                                                                        $ 95                   $ 99
                                                                           ==============      =================


LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                               216,248                180,773
  Accrued Liabilities                                                              6,550                  3,100

                                                                           --------------      -----------------
Total Current Liabilities                                                        222,798                183,873
                                                                           --------------      -----------------

Stockholders' Deficit:
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding in 2001 and 2000 respectively                                   3,930                  3,930
   Additional Paid-in Capital                                                    543,083                543,083
   Accumulated Deficit during the Development Stage                             (769,716)              (730,787)
                                                                           --------------      -----------------

                                                                           --------------      -----------------
Total Stockholders' Deficit                                                     (222,703)              (183,774)
                                                                           --------------      -----------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                           $ 95                   $ 99
                                                                           ==============      =================


   The accompanying notes are an integral part of these finacial statements.



                                BIO-AMERICAN CAPITAL CORP.
                              (A Development Stage Company)
                                 Statements of Operations

                                       (Unaudited)

                                                                                                                 For the
                                                                                                                  Period
                                                                                                                May 5, 1992
                                                     Three Months Ended               Six Months Ended          (Inception) to
                                                          June 30,                        June 30,               June 30,
                                               -------------------------------    --------------------------
                                                     2002             2001           2002              2001        2002
                                               -----------------    ----------    -----------    -----------    -----------
REVENUE:                                                    $ -           $ -            $ -            $ -            $ -

EXPENSES:
   Provision for Bad Debt                                     -             -              -              -        453,432
   Amortization                                               -             -              -              -            500
   Professional Expenses                                  1,620         4,940          3,115          4,940         60,637
   Management Fees                                       15,000        15,000         30,000         30,000        220,000
   Other                                                    478            30          1,314             60          3,689
   Office Expenses                                        2,250         2,250          4,500          4,500         33,000
                                               -----------------    ----------    -----------    -----------    -----------
Total Expenses                                           19,348        22,220         38,929         39,500        771,258

OTHER INCOME/EXPENSES
   Interest Income                                                                                                   3,372
   Other Expenses                                             -             -              -              -         (1,830)
                                               -----------------    ----------    -----------    -----------    -----------
Total Other Income/Expenses                                   -             -              -              -          1,542

NET LOSS                                              $ (19,348)    $ (22,220)     $ (38,929)     $ (39,500)      (769,716)
                                               =================    ==========    ===========    ===========    ===========

Net Loss Per Share                                          $ -       $ (0.01)       $ (0.01)       $ (0.01)
                                               =================    ==========    ===========    ===========

Weighted Average Shares Outstanding                   3,930,250     3,930,250      3,930,250      3,930,250
                                               =================    ==========    ===========    ===========

   The accompanying notes are an integral part of these finacial statements.



                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                          (Unaudited)

                                        Indirect Method


                                                                                                                 For the
                                                                                                                  Period
                                                                                                                May 5, 1992
                                                       Three Months Ended          Six Months Ended             (Inception) to
                                                            June 30,                   June 30,                  June 30,
                                                     -----------------------   -------------------------
                                                       2002         2001          2002          2001               2002
                                                     ----------   ----------   -----------    ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $ (19,348)    $(22,220)    $ (38,929)    $ (39,500)        $ (769,716)
Adjustments to reconcile net loss to net cash
  used in operating activities;
   Amortization                                              -            -             -             -                500
  Stock issued for accrued liabilities                       -            -             -             -                  -
  Changes in assets and liabilities:
     Increase (Decrease) in Accounts Payable            17,930       22,000        35,475        39,250            216,248
     Increase (Decrease)  in Accrued Liabilities         1,450          150         3,450           250              6,550
                                                     ----------   ----------   -----------    ----------        -----------
                                                        19,380       22,150        38,925        39,500            222,798
                                                     ----------   ----------   -----------    ----------        -----------
Net Cash Used in Operating Activities                       32          (70)           (4)            0           (546,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Incorporation Costs                                     -            -             -             -               (500)
                                                     ----------   ----------   -----------    ----------        -----------
Net Cash Used in Investing Activities                        -            -             -             -               (500)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                       -            -             -             -            505,013
    Proceeds from Notes Payable                              -            -             -             -             16,500
                                                     ----------   ----------   -----------    ----------        -----------
Net Cash Provided by Financing Activities                    -            -             -             -            521,513
                                                     ----------   ----------   -----------    ----------        -----------

(Decrease) Increase in Cash                                 32          (70)           (4)            -            (25,405)

Cash - Beginning of Period                                  63           97            99            27                  -
                                                     ----------   ----------   -----------    ----------        -----------

Cash - End of Period                                      $ 95         $ 27          $ 95          $ 27          $ (25,405)
                                                     ==========   ==========   ===========    ==========        ===========

Supplemental Disclosures
       Interest                                            $ -          $ -           $ -         $ 744            $ 1,830
                                                     ==========   ==========   ===========    ==========        ===========
       Income taxes                                        $ -          $ -           $ -           $ -                $ -
                                                     ==========   ==========   ===========    ==========        ===========


Noncash investing and financing activities:
Issuance of common stock in exchange for
cancellation of note payable of $16,500 and
accrued expenses of $25,000
                                                     ----------   ----------   -----------    ----------        -----------
                                                           $ -          $ -           $ -           $ -           $ 42,000
                                                     ==========   ==========   ===========    ==========        ===========


   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)


1.       Presentation of Interim Information

         In the opinion of the management of Bio-American Capital Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three months and six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

Comparison of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001

         The Company had no revenues for the three months ended June 30, 2002 and June 30, 2001. In 2002 the Company incurred $19,348 in expenses compared to $22,220 in 2001. The $19,348 of expenses in 2002 included: $15,000 as a management fee to the former President of the Company; $2,250 for office and related expenses; and $1,500 for legal services. The $22,220 of expenses in 2001 included: $15,000 as a management fee to the former President of the Company; $2,250 for office and related expenses; $2,900 for legal services and $1,850 for financial coverage.

         The net operating loss in the second quarter in 2002 was $19,348 as compared to $22,220 in 2001. The net loss per share for the quarter each year was less than $0.01 in 2002 and $0.01 in 2001.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and June
-------------------------------------------------------------------------------
30, 2001
--------

         The Company had no revenues for the six months ended June 30, 2002 and June 30, 2001. In 2002 the Company incurred $38,929 in expenses compared to $39,500 in 2001. The $38,929 of expenses in 2002 included: $30,000 as a management fee to the former President of the Company; $4,500 for office and related expenses; and $4,500 for legal services. The $39,500 of expenses in 2001 included: $30,000 as a management fee to the former President of the Company; $4,500 for office and related expenses; $2,900 for legal services and $1,850 was incurred for financial coverage.

         The net operating loss in the six months ended June 30, 2002 was $38,929 as compared to $39,500 in 2001. The net loss per share for the six months ended June 30, 2002 and June 30, 2001 was $0.01.

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

Liquidity and Capital Resources
-------------------------------

         At June 30, 2002, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available.

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


                                            Bio-American Capital Corporation

                                            By: /s/ Donald L. Walker
Date:  August 19, 2002                          ------------------------------
                                                Donald L. Walker, President