Form 10QSB
period 2002-09-30
BIO AMERICAN CAPITAL CORP
filed 2002-11-20
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
-----------------                                         ----------------------
September 30, 2002                                                     000-26907


                        BIO AMERICAN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


Nevada                                                               93-1118938
(State of incorporation)                                 IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                92075
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

                3,930,250 common shares as of September 30, 2002

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1     Financial Statements....................................... F-1 - F-4

Item 2     Management Discussion and Analysis of Financial Condition
           and Results of Operations.......................................    9



                    PART II - OTHER INFORMATION

Item 1     Legal Proceedings...............................................   10

Item 2     Changes in Securities...........................................   10

Item 3     Default Upon Senior Securities..................................   10

Item 4     Submission of Matters to a Vote of Security Holders.............   10

Item 5     Other Information...............................................   10

Item 6     Exhibits and Reports on Form 8-K................................   10



                             PART III

           Signature                                                          11

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

                        BIO-AMERICAN CAPITAL CORPORATION

                              Financial Statements
               For the Nine Month Period Ended September 30, 2002
                                   (Unaudited)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                               Phone: 303-796-0099
                                Fax: 303-796-0137





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Bio-American Capital Corporation


We have reviewed the accompanying balance sheet of Bio-American Capital Corporation as of September 30, 2002 and the related statements of operations and cash flows for the nine months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
November 15, 2002



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheet


                                                                  September 30,         December 31,
                                                                      2002                  2001
                                                                  --------------      -----------------
                                                                   (Unaudited)
ASSETS:

Current Assets:
     Cash                                                                 $ 114                   $ 99

TOTAL ASSETS                                                              $ 114                   $ 99
                                                                  ==============      =================


LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                    $ 236,498              $ 180,773
  Accrued Liabilities                                                     9,508                  3,100
  Notes Payable                                                         130,000                      -
                                                                  --------------      -----------------

Total Current Liabilities                                               376,006                183,873
                                                                  --------------      -----------------

Stockholders' Deficit:
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding in 2001 and 2000 respectively                          3,930                  3,930
   Additional Paid-in Capital                                           543,083                543,083
   Accumulated Deficit during the Development Stage                    (922,905)              (730,787)
                                                                  --------------      -----------------

                                                                  --------------      -----------------
Total Stockholders' Deficit                                            (375,892)              (183,774)
                                                                  --------------      -----------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                             $     114                   $ 99
                                                                  ==============      =================


   The accompanying notes are an integral part of these financial statements.



                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Stagements of Operations

                                          (Unaudited)

                                                                                                                 For the
                                                                                                                 Period
                                                                                                               May 5, 1992
                                                     Three Months Ended             Nine Months Ended         (Inception) to
                                                       September 30,                  September 30,           September 30,
                                                 ---------------------------    ---------------------------
                                                    2002            2001           2002               2001        2002
                                                 ------------    -----------    -----------     -----------   --------------
REVENUE:                                                 $ -            $ -            $ -             $ -              $ -


EXPENSES:
   Provision for Bad Debt                            132,708              -        132,708               -          586,140
   Amortization                                            -              -              -               -              500
   Professional Expenses                               3,195          2,000          6,310           6,494           63,832
   Management Fees                                    15,000         15,000         45,000          45,000          235,000
   Other                                                  36             34          1,350              90            3,725
   Office Expenses                                     2,250          2,250          6,750           6,750           35,250
                                                 ------------    -----------    -----------     -----------   --------------
Total Expenses                                       153,189         19,284        192,118          58,334          924,447

OTHER INCOME/EXPENSES
   Interest & Other Income                             2,708                         2,708                            6,080
   Interest & Other Expenses                          (2,708)             -         (2,708)              -           (4,538)
                                                 ------------    -----------    -----------     -----------   --------------
Total Other Income/Expenses                                -              -              -               -            1,542

NET LOSS                                           $(153,189)     $ (19,284)     $(192,118)      $ (58,334)      $ (922,905)
                                                 ============    ===========    ===========     ===========   ==============

Net Loss Per Share                                   $ (0.04)           $ -        $ (0.05)        $ (0.01)
                                                 ============    ===========    ===========     ===========

Weighted Average Shares Outstanding                3,930,250      3,930,250      3,930,250       3,930,250
                                                 ============    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.



                                           BIO-AMERICAN CAPITAL CORP.
                                         (A Development Stage Company)
                                            Statements of Cash Flows

                                                  (Unaudited)

                                                Indirect Method


                                                                                                              (Unaudited)
                                                                                                                For the
                                                                                                                 Period
                                                                                                              May 5, 1992
                                                      Three Months Ended         Nine Months Ended            (Inception) to
                                                        September 30,              September 30,              September 30,
                                                    -----------------------   -------------------------
                                                      2002         2001          2002          2001               2002
                                                    ----------   ----------   -----------   -----------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(153,189)    $(21,684)    $(192,118)    $ (61,184)         $ (922,905)
Adjustments to reconcile net loss to net cash
  used in operating activities;
   Amortization                                             -            -             -             -                 500
  Stock issued for accrued liabilities                      -            -             -             -              25,500
  Changes in assets and liabilities:
     Increase (Decrease) in Receivables                20,250       20,050        55,725        59,300             236,498
     Increase (Decrease)  in Accrued Liabilities        2,958        1,700         6,408         1,950               9,508
                                                    ----------   ----------   -----------   -----------       -------------
  Total Adjustments                                    23,208       21,750        62,133        61,250             272,006
                                                    ----------   ----------   -----------   -----------       -------------
Net Cash Used in Operating Activities                (129,981)          66      (129,985)           66            (650,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Incorporation Costs                                    -            -             -             -                (500)
                                                    ----------   ----------   -----------   -----------       -------------
Net Cash Used in Investing Activities                       -            -             -             -                (500)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                      -            -             -             -             521,513
    Proceeds from Notes Payable                       130,000            -       130,000             -             130,000
                                                    ----------   ----------   -----------   -----------       -------------
Net Cash Provided by Financing Activities             130,000            -       130,000             -             651,513
                                                    ----------   ----------   -----------   -----------       -------------

(Decrease) Increase in Cash                                19           66            15            66                 114

Cash - Beginning of Period                                 95           27            99            27                   -
                                                    ----------   ----------   -----------   -----------       -------------

Cash - End of Period                                    $ 114         $ 93         $ 114          $ 93               $ 114
                                                    ==========   ==========   ===========   ===========       =============

Supplemental Disclosures
       Interest                                           $ -          $ -           $ -           $ -                 $ -
                                                    ==========   ==========   ===========   ===========       =============
        Income taxes                                      $ -          $ -           $ -           $ -             $42,000
                                                    ==========   ==========   ===========   ===========       =============


Noncash investing and financing activities:
Issuance of common stock in exchange for
cancellation of note payable of $16,500 and
accrued expenses of $25,500
                                                    ----------   ----------   -----------   -----------       -------------
                                                          $ -          $ -           $ -           $ -            $ 42,000
                                                    ==========   ==========   ===========   ===========       =============


   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


1.       Presentation of Interim Information

         In the opinion of the management of Bio-American Capital Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three months and nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.


2.       Notes Payable and Guaranty Agreement

         In anticipation of the proposed Plan and Agreement of Reorganization with Bright Star Resources and its shareholders, the Company appointed the President of Bright Star Resources, as President of the Company. The Company authorized the new President to execute $130,000 in secured promissory notes (the "Notes") from non-affiliated parties with the proceeds to be used to purchase 3 leases in the Raton Basin. The notes were due October 14, 2002, with interest accrued at 10% interest plus the issuance of one warrant to purchase common stock at $0.40 per share for each dollar of principal advanced (the "Warrants"). The Company conditioned the execution of the Notes and issuance of the Warrants upon the execution of the Guaranty Agreement between the new President and the Company. The leases were not delivered as required by the security agreement and the lender has notified the Company that the loan is in default.

         In October 2002 the Company terminated the proposed Plan and Agreement of Reorganization with Bright Star Resources, Inc. and its shareholders. The Company intends to rescind the Notes and Warrants due to the non-delivery of leases and termination of the failure of the Plan and Agreement of Reorganization.

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

Comparison of Operating Results for the Three Months Ended September 30, 2002
-----------------------------------------------------------------------------
and September 30, 2001
----------------------

         The Company had no revenues for the three months ended September 30, 2002 and September 30, 2001. In 2002 the Company incurred $20,481 in expenses compared to $19,284 in 2001. The $20,481 of expenses in 2002 included: $15,000 as a management fee to the President of the Company; $2,250 for office and related expenses; and $3,000 for legal services. The $19,284 of expenses in 2001 included: $15,000 as a management fee to the President of the Company; $2,250 for office and related expenses; and $2,000 for legal services. As discussed in the Notes to Financial Statements, $2,708 of accrued interest expense was offset by the receivable guarantee.

         The net operating loss in the third quarter in 2002 was $20,481 as compared to $19,284 in 2001. The net loss per share for the quarter each year was $0.01 in 2002 and less than $0.01 in 2001.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and
--------------------------------------------------------------------------------
September 30, 2001
------------------

         The Company had no revenues for the nine months ended September 30, 2002 and September 30, 2001. In 2002 the Company incurred $59,410 in expenses compared to $58,334 in 2001. The $59,410 of expenses in 2002 included: $45,000 as a management fee to the President of the Company; $6,750 for office and related expenses; and $7,500 for legal services. The $58,334 of expenses in 2001 included: $45,000 as a management fee to the President of the Company; $5,750 for office and related expenses; $4,900 for legal services and $1,850 was incurred for financial coverage. As discussed in the Notes to Financial Statements, $2,672 of accrued interest expense was offset by the receivable guarantee.

         The net operating loss in the nine months ended September 30, 2002 was $59,410 as compared to $58,334 in 2001. The net loss per share for the nine months ended September 30, 2002 and September 30, 2001 was $0.02.

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

Liquidity and Capital Resources
-------------------------------

         At September 30, 2002, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available.

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

         (Not applicable)


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         (Not applicable)


Item 5.  Other Information.
--------------------------

            In July 2002 the Company entered into a Plan and Agreement of Reorganization with Bright Star Resources, Inc. and its shareholders whereby the Company might acquire 100% of the issued and outstanding common stock of Bright Star Resources, Inc. in exchange for shares of common stock of the Company. If completed Bright Star Resources, Inc., an Arkansas corporation, would have been merged into the Company. Bright Star purportedly owns mineral leases in Colorado in the Raton Basin upon which it hopes to drill coalbed methane wells.

            In anticipation of the merger with Bright Star Resources, the Company appointed the President of Bright Star Resources, as President of the Company. The Company authorized the new President to execute $130,000 in secured promissory notes (the "Notes") from non-affiliated parties with the proceeds to be used to purchase 3 leases in the Raton Basin. The notes were due October 14, 2002, with interest accrued at 10% interest plus the issuance of one warrant to purchase common stock at $0.40 per share for each dollar of principal advanced (the "Warrants"). The Company conditioned the execution of the Notes and issuance of the Warrants upon the execution of the Guaranty Agreement between the new President and the Company. The leases were not delivered as required by the security agreement and the lender has notified the company that the loan is in default.

            In October 2002 the Company terminated the proposed Plan and Agreement of Reorganization with Bright Star Resources, Inc. and its shareholders and removed the new President. The Company made a formal demand under the Guaranty Agreement to pay the Notes, or otherwise obtain a release of the Company. The Company intends to rescind the Notes and Warrants due to the non-delivery of leases and termination of the failure of the Plan and Agreement of Reorganization.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits

         Exhibit 99.14  Other Consent

(b)      Reports on Form 8-K

         On October 7, 2002, the Company filed a report on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Bio-American Capital Corporation

                                             By: /s/ Leonard Viejo
Date:  November 19, 2002                         -------------------------------
                                                 Leonard Viejo, President