Form 10KSB
period 2002-12-31
BIO AMERICAN CAPITAL CORP
filed 2003-04-14
CIK 908821

FORM 10-KSB
                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended: December 31, 2002



                        Commission file number 000-26907

                        BIO-AMERICAN CAPITAL CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                     93-1118938
------                                                     ----------
State or other jurisdiction of                            IRS Employer ID Number
Incorporation or organization

462 Stevens Avenue, Suite #308, Solana Beach, CA 92075
------------------------------------------------------
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2003 was $200,443

The number of shares of Common Stock of the registrant outstanding as of March 19, 2003 was 3,930,250.

                   Documents Incorporated by reference: None.

                                TABLE OF CONTENTS


                                     PART I


                                                                           Page
Item 1.  Description of Business.........................................      3

Item 2.  Description of Properties.......................................     13

Item 3.  Legal  Proceedings .............................................     13

Item 4.  Submission of Matters to a Vote of Security Holders.............     13


                            PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................     13

Item 6.  Management's Discussion and Analysis of Operations or Plan of
         Operations .....................................................     16

Item 7.  Financial Statements............................................     18

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................     18

                           PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act.............      18

Item 10. Executive Compensation.........................................      20

Item 11. Security Ownership of Certain Beneficial Owners and Management.      22

Item 12. Certain Relationships and Related Transactions ................      22

Item 13. Exhibits, Financial Statements Schedules and Reports on Form
         on Form 8-K.....................................................     23


Signature Page...........................................................     24

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

         In November 1998, Universal Alliance, Inc. ("UAI"), acquired NCSS. In December 1998 the Company entered into a Share Exchange Agreement with UAI and certain shareholders of UAI. The Company also advanced $450,060 to UAI and UAI executed three unsecured notes payable. The notes payable between the Company and UAI matured in December 1999 and no payments have been received. The Promissory Notes provide UAI will pay all costs of collection and reasonable attorney's fees. In July 1999, The Company, UAI and the UAI Controlling

Shareholders subsequently terminated the Share Exchange Agreement and entered into a Stock Option Agreement. Effective March 31, 2001 the Stock Option Agreement expired and the Company and UAI have mutually abandoned the transaction. In February 2003, the Superior Court of California, County of San Diego issued a Judgment in favor of the Company for the principal balance outstanding, plus accrued interest and legal fees against UAI and its chief executive officer. During March 2003, the chief executive officer of UAI filed a chapter 7 bankruptcy. Once the Company has sufficient working capital it will pursue its legal remedies.

         In May 2001 the Company President was issued 2,100,000 shares of common stock as the forgiveness of $42,000 of indebtedness of notes payable, accrued management fees and interest expense. The stock ownership of the Company's principal shareholder in November 1998 is currently less than 4% and two of the three Directors appointed in November 1998 have been replaced.

            In July 2002, the Company agreed to acquire Bright Star Resources, Inc. ("Bright Star") under a "Plan and Agreement of Reorganization" ("Agreement"). In anticipation of the approved Agreement, the Company appointed the President of Bright Star, as President of the Company. The Company authorized the new President to execute $160,000 in secured promissory notes (the "Notes") from non-affiliated parties with the proceeds to be used to purchase 3 leases in the Raton Basin. The Company authorized the issuance of notes due October 14, 2002, with interest accrued at 10% interest plus the issuance of one warrant to purchase common stock at $0.40 per share for each dollar of principal advanced (the "Warrants"). The Company conditioned the execution of the Notes and issuance of the Warrants upon the execution of the Guaranty Agreement between the new President and the Company. The new president executed two secured promissory notes for a total of $130,000. The notes were due October 14, 2002, with an interest payment of $13,000 plus the Warrants. The leases were not delivered as required by the security agreement and the lender has notified the Company that the loan is in default.

         In October 2002 the Company terminated the Agreement and removed the new President. The Company made a formal demand under the Guaranty Agreement to pay the Notes, or otherwise obtain a release of the Company. The Company intends to rescind the Notes and Warrants due to the non-delivery of leases, non-compliance with the Board of Directors' authorization, and termination of the failure of the Plan and Agreement of Reorganization.

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


                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER
------------------------------------------------------------------------------
SHAREHOLDER MATTERS
-------------------

         (a) The Company's shares of common stock began trading on the Over-the-Counter Bulletin Board (the "OTCCB") on December 8, 1998 under the symbol "BIAN". In October 1999, due to the change in Rule 15c2-11, the Company was reduced to trading in the "Pink Sheets" because it did not have an effective Form 10SB. In August 1999 the Company's Form 10SB become effective. A Form 211 application was accepted by the NASD Regulations, Inc. and the Company's shares of common stock began trading on the OTCCB in June 2002. The prices set forth on the next page represent closing prices for 2002 and 2001.


                                   High                           Low
                                   ----                           ---
                 2002
                 ----

First Quarter                      $ 0.11                         $ 0.05

Second Quarter                     $ 0.08                         $ 0.031

Third Quarter                      $ 0.38                         $ 0.05

Fourth Quarter                     $ 0.25                         $ 0.03

                 2001
                 ----

First Quarter                      $ 0.04                         $ 0.03

Second Quarter                     $ 0.10                         $ 0.075

Third Quarter                      $ 0.12                         $ 0.07

Fourth Quarter                     $ 0.07                         $ 0.05

        (b) As of December 31, 2002 were 58 holders of records of the Company's common stock.

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

Results of Operations Comparison For The Year 2002 And 2001
-----------------------------------------------------------

         The Company had no revenues in 2002 and 2001. In 2002 the Company incurred $207,166 in expenses compared to $80,809 in 2001.

         The $207,166 of expenses in 2002 included a provision for bad debt of $130,000; $60,000 as a management fee to the President, $9,000 for an office and related expenses; $6,760 for the legal and accounting services related to the preparation of regulatory reports and $1,203 paid to the California Franchise Tax Board. An additional $13,000 was recorded as accrued interest expense associated with the notes payable. The $80,809 of expenses in 2001 included $60,000 as a management fee to the President, $9,000 for an office and related expenses; $7,931 for the legal and accounting services related to the preparation of regulatory reports and $2,558 paid to the California Franchise Tax Board.

         The net operating loss in 2002 was ($220,166) as compared to ($80,809) in 2001. The net loss per share each year was ($0.06) in 2002 and ($0.02) in 2001.

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

         The Company remains in the development stage. From the period of inception to December 31, 2002 Company has incurred an accumulated lost of $950,953. The Company has no liquidity or liquid assets at this time, which raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company's principal shareholder is advancing funds on an interim basis. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses and complete a business combination.

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
--------------------------------------------------

         Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.


NAME                          Age               POSITION HELD
----                          ---               -------------

Leonard Viejo                 53                President, Secretary, Chief
                                                Financial Officer and Director

John T. Bigley                54                Director

Steven H. Wilhelm             53                Director

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

Biographical Information

         LEONARD VIEJO, Director and President as of November 25, 1998, age 53, is President of ASTRUM Utility Services, LLC ("ASTRUM") (1997-Present) and Vice President in the investment banking firm of Kinsell, Newcomb & De Dios, Inc. ("Kinsell") (1994-Present). ASTRUM develops strategic business approaches for municipal utility analysis, formation, development, implementation and operation. Mr. Viejo also leads the utility financing and acquisition practice for Kinsell. The firm has designed and marketed, as a lead and a participating underwriter, over $4 billion in financings. Prior to joining Kinsell, Mr. Viejo was a financial executive reporting to the Chairman/CEO and served on the executive council of Sempra Energy, an energy management company. Sempra Energy's revenues in 2002 were $6.0 billion. During his tenure in the industry, he has structured innovative and cost effective financing transactions; and successfully negotiated strategic business alliances. Prior to joining the utility profession, Mr. Viejo earned his CPA and worked as a manager with Ernst & Young. He graduated with honors from the University of Pennsylvania, Wharton School of Finance and Commerce and Northwestern University, Kellogg Graduate School of Management.

         JOHN T. BIGLEY, Director as of May 15, 2001, age 54, is a Regional Manager for Satyam Computer Services, Ltd. ("Satyam") (1999-present). Satyam offers software application development services to large corporations. Satyam's revenues in 2002 were approximately $350 million. Prior to joining Satyam, Mr. Bigley was a Business Development Executive with Amherst Corporate Sales & Solutions ("Amherst") (1997-1999). Amherst provides comprehensive, efficient, and reliable resources to acquire computer technology products, services and information for its clients. Prior to joining Amherst, Mr. Bigley was Executive Vice President of Urban Systems Associates. ("Urban Systems") (1996-1997). Urban Systems was a start up company that successfully developed a software program that predicted the clinical outcomes of patient care for heart attach victims. Prior to joining Urban Systems he was the Vice President of National Sales for Achievement Resources International ("Achievement Resources") (1994-1996). Achievement Resources, a start-up venture, distributed personal interest and self-help videos. Prior to joining Achievement Resources Mr. Bigley was a principal in Strategic Sales & Marketing, a start-up manufactures representative firm that focused on placing consumer electronic and computer equipment to electronic superstore and mass merchant channels. Prior to joining Strategic Sales & Marketing, he was National Manager of Market Requirements for Epson America, Inc. the world's leading printer manufacturer with annual sales exceeding $1 billion. (1988-1993). Mr. Bigley graduated from Eastern New Mexico University where he majored in marketing.

     STEVEN H. WILHELM, Director as of May 15, 2001, age 53, has practiced law for 29 years. He established Steven H. Wilhelm, A Professional Corporation in 1979. The firm specializes in business litigation, business transactions, intellectual property, asset protection and international tax planning. The firm's annual billings are less than $1 million. Mr. Wilhelm is a member of the California and Kansas Bar Association. He received his Bachelor of Science Degree and Juris Doctorate Degree from the University of Kansas. Steven H. Wilhelm, APC provides legal services to the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                                                  Annual Compensation                        Awards

                                                                                           Restricted         Securities
Name and                                                              Other Annual            Stock           Underlying
Principal                             Salary          Bonus           Compensation          Award(s)           Options/
Position                  Year         ($)             ($)                ($)                  ($)             SARs (#)
--------                  ----         ---             ---                ---                  ---             --------
Leonard Viejo,            2001          0               0               60,000 *                0                  0
President, Secretary
and Chief Financial
Officer

Leonard Viejo,            2002          0               0               60,000*                 0                  0
President, Secretary
and Chief Financial
Officer

(*)  - See Item 12 "Certain Relationships and Related Transactions"



Directors' Compensation
-----------------------
                                                                                                        Number of
                                                                                                       Securities
                                   Annual                       Consulting                             Underlying
                                Retainer Fee      Meeting    Fees/Other Fees    Number of Shares       Options SAR
Name                                 ($)         Fees ($)           ($)                (#)                 (#)
----                                 ---         --------           ---                ---             -----------
A. Director                           0              0               0                  0                   0
   Leonard Viejo

B. Director                           0              0               0                  0                   0
   John T. Bigley

C. Director                           0              0               0                  0                   0
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         The following table sets forth, as of the date of this Registration Statement, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.


                                                                                 NUMBER OF
SHAREHOLDERS BENEFICIAL OWNERS                                                      SHARES         PERCENTAGE
------------------------------                                                      ------         ----------
Cede & Co.
Box 20 Bowling Green Station
New York, New York  10004                                                        1,234,075            31.4%

Leonard Viejo, President, Secretary, Chief Financial
Officer & Director
462 Stevens Avenue, Suite 308                                                    2,100,000            53.4%
Solana Beach, CA 92075

John T. Bigley, Director
4008 Holland Avenue, Unit D
Dallas, Texas 75219                                                                      0               0%

Steven H. Wilhelm, Director
1620 Fifth Avenue, Suite 770
San Diego, CA  92101                                                                     0               0%
                                                                                 ---------            -----          --

All directors and executive
Officers as a group (3 persons)                                                  2,100,000            53.4%
                                                                                 =========            =====

Each principal shareholder has sole investment power and sole voting power over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

         Leonard Viejo, President, was issued 2,100,000 shares of common stock at $0.02 per share on May 16, 2001 as the forgiveness of $42,000 of indebtedness for notes payable, accrued expenses. Prior to May 16, 2001 the stock last traded for $0.02 per shares on April 4, 2001.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)         No Exhibits are filed with this Annual Report.

(b)         Form 8-K was filed on October 8, 2002.


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES:

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BIO-AMERICAN CAPITAL CORPORATION


DATED:  April 14, 2003           By: /s/ Leonard Viejo
                                     ---------------------------
                                     Leonard Viejo
                                     President/Secretary/Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                      By: /s/ Leonard Viejo
DATED:  April 14, 2003                    -----------------------------
                                          Leonard Viejo
                                          Director

                                      By: /s/ John T. Bigley
DATED:  April 14, 2003                    -----------------------------
                                          John T. Bigley
                                          Director

                                      By: /s/ Steven H. Wilhelm
DATED: April 14, 2003                     -----------------------------
                                          Steven H. Wilhelm
                                          Director

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)



                          Index to Financial Statements


FINANCIAL STATEMENTS FOR THE PERIOD MAY 5, 1992 (INCEPTION) TO DECEMBER 31, 2002


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

Notes to Financial Statements                                F-7 - F-10

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Bio-American Capital Corporation
Solana Beach, CA


We have audited the accompanying balance sheets of Bio-American Capital Corporation (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period May 5, 1992 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-American Capital Corp., as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended and for the period May 5, 1992 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

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


/s/ Michael Johnson & Co., LLC.
Denver, Colorado
March 22, 2003



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheets
                           December 31, 2002 and 2001


                                                                       2002               2001
                                                                   -------------      -------------
ASSETS:

Current Assets:
  Cash                                                                     $ 58               $ 99
                                                                   -------------      -------------
Total Current Assets                                                         58                 99
                                                                   -------------      -------------

Other Assets:
  Notes Receivable                                                            -                  -
                                                                   -------------      -------------
Total Other Assets                                                            -                  -
                                                                   -------------      -------------

TOTAL ASSETS                                                               $ 58               $ 99
                                                                   =============      =============

LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities:
 Accounts payable                                                      $254,198           $180,773
 Accrued liabilities and interest                                        19,800              3,100
 Notes payable                                                          130,000                  -
                                                                   -------------      -------------
  Total Current Liabilities                                             403,998            183,873
                                                                   -------------      -------------

   Stockholders' Deficit:
     Common stock, par value $0.001; 100,000,000
       shares authorized; 3,290,250 shares issued and
       outstanding for 2002 and 2001 respectively                         3,930              3,930
   Additional paid-in capital                                           543,083            543,083
   Accumulated deficit during the development stage                    (950,953)          (730,787)
                                                                   -------------      -------------
Total Stockholders' Deficit                                            (403,940)          (183,774)
                                                                   -------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                  $ 58               $ 99
                                                                   =============      =============


   The accompanying notes are an integral part of these financial statements.


                                       BIO-AMERICAN CORP.
                                 (A Development Stage Company)
                                    Statements of Operations

                                                                                                    For the
                                                                                                     Period
                                                                                                  May 5, 1992
                                                                       Year Ended               (Inception) to
                                                                      December 31,                December 31,
                                                                 2002              2001               2002
                                                             -------------     -------------     ---------------
REVENUE:                                                              $ -               $ -                 $ -

EXPENSES:
   Provision for bad debt                                         130,000                 -             583,432
   Amortization                                                         -                 -                 500
   Professional expenses                                            6,310            11,679              63,832
   Management fees                                                 60,000            60,000             250,000
   Other                                                            1,856               130               4,231
   Office expenses                                                  9,000             9,000              37,500
                                                             -------------     -------------     ---------------
Total Expenses                                                    207,166            80,809             939,495
                                                             -------------     -------------     ---------------
OTHER INCOME/ EXPENSES
  Interest income                                                       -                 -               3,372
  Interest expense                                                (13,000)                -             (13,000)
  Other expenses                                                        -                 -              (1,830)
                                                             -------------     -------------     ---------------
Total Other Income/Expenses                                       (13,000)                -             (11,458)
                                                             -------------     -------------     ---------------
NET LOSS                                                        $(220,166)         $(80,809)         $ (950,953)
                                                             =============     =============     ===============

Net loss per share                                                $ (0.06)          $ (0.02)
                                                             -------------     -------------
Weighted average shares outstanding                             3,930,250         3,930,250
                                                             =============     =============



   The accompanying notes are an integral part of these financial statements.



                                BIO-AMERICAN CAPITAL CORP.
                              (A Development Stage Company)
                                 Statements of Cash Flows

                                     Indirect Method

                                                                                                     For the
                                                                                                     Period
                                                                                                   May 5, 1992
                                                                Year Ended                        (Inception) to
                                                                 December 31,                     December 31,
                                                                   2002             2001              2002
                                                               -------------     ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                      $ (220,166)        $(80,809)        $ (950,953)
   Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization                                                          -                -                500
    Stock issued for accrued liabilities                                  -                -             25,500
    Provision for bad debt                                          130,000                -            583,432
    Changes in assets and liabilities:
     Increase in accounts payable                                    73,425           77,931            254,198
     Increase in accrued liabilities                                 16,700            2,950             19,800
                                                               -------------     ------------     --------------
   Total adjustments                                                220,125           80,881            883,430
                                                               -------------     ------------     --------------
Net Cash Used in Operating Activities                                   (41)              72            (67,523)
                                                               -------------     ------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable                                              (130,000)               -           (583,432)
     Incorporation costs                                                  -                -               (500)
                                                               -------------     ------------     --------------
Net Cash Used in Investing Activities                              (130,000)               -           (583,932)
                                                               -------------     ------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                   -                -            505,013
     Proceeds from notes payables                                   130,000                -            146,500
                                                               -------------     ------------     --------------
Net Cash Provided by Financing Activities                           130,000                -            651,513
                                                               -------------     ------------     --------------
(Decrease) Increase in cash                                             (41)              72                 58

Cash at beginning of period                                              99               27                  -
                                                               -------------     ------------     --------------
Cash at end of period                                                  $ 58             $ 99               $ 58
                                                               =============     ============     ==============

Supplemental Disclosures
 Cash paid during the year for:
     Interest                                                           $ -              $ -                $ -
                                                               -------------     ------------     --------------
     Taxes                                                              $ -              $ -                $ -
                                                               -------------     ------------     --------------

Noncash investing and financing activities:
 Issuance of common stock in exchange for
  for cancellation of note payable of $16,500 and
                                                               -------------     ------------     --------------
  accrued expenses of $25,500.                                          $ -         $ 42,000           $ 42,000
                                                               -------------     ------------     --------------


   The accompanying notes are an integral part of these financial statements.


                                           BIO-AMERICAN CAPITAL CORP.
                                         (A Development Stage Company)
                             Statement of Changes in Stockholders' Equity (Deficit)


                                                                                               Deficit
                                                                                             Accumulated
                                                                               Additional     During the         Total
                                                        Common Stock            Paid-In        Development    Stockholders'
                                                    Shares         Amount       Capital         Stage            Equity
                                                  ------------    ----------   -----------   -------------    -------------

Balance - May 5, 1992                                       -           $ -           $ -             $ -              $ -
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1992                                 -             -             -               -                -
                                                  ------------    ----------   -----------   -------------    -------------
Issuance to Founders for Cash                          39,000            39         7,761               -            7,800
Net Loss                                                    -             -             -          (1,285)          (1,285)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1993                            39,000            39         7,761          (1,285)           6,515
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -          (2,732)          (2,732)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1994                            39,000            39         7,761          (4,017)           3,783
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -          (3,583)          (3,583)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1995                            39,000            39         7,761          (7,600)             200
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -            (185)            (185)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1996                            39,000            39         7,761          (7,785)              15
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -            (185)            (185)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1997                            39,000            39         7,761          (7,970)            (170)
                                                  ------------    ----------   -----------   -------------    -------------
Issuance of stock for cash - March 30, 1998           251,250           251         4,749               -            5,000
Issuance of stock for cash - December 11, 1998      1,500,000         1,500       477,513                          479,013
Issuance of stock for subscription agreement -
 - December 31, 1998                                   40,000            40        13,160               -           13,200
Net Loss                                                    -             -             -         (22,968)         (22,968)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1998                         1,830,250         1,830       503,183         (30,938)         474,075
                                                  ------------    ----------   -----------   -------------    -------------
Cash payment for subscription                               -             -             -               -                -
Net Loss                                                    -             -             -        (538,147)        (538,147)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1999                         1,830,250         1,830       503,183        (569,085)         (64,072)
                                                  ------------    ----------   -----------   -------------    -------------
Issuance of stock for debt forgiveness              2,100,000         2,100        39,900               -           42,000
Net Loss                                                    -             -             -         (80,893)         (80,893)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 2000                         3,930,250         3,930       543,083        (649,978)        (102,965)
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -         (80,809)         (80,809)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 2001                         3,930,250         3,930       543,083        (730,787)        (183,774)
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -        (220,166)        (220,166)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 2002                         3,930,250       $ 3,930      $543,083      $ (950,953)      $ (403,940)
                                                  ============    ==========   ===========   =============    =============


   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

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

         In November 1998, the Company raised $508,200 to become a technology venture finance company that would organize, capitalize, acquire and finance technology companies. The Company provided $450,060 in financing to a private holding company. The notes payable matured in December 1999 and no payments have been received. In February 2003, the Superior Court of California, County of San Diego issued a Judgment in favor of the Company for the principal balance outstanding, plus accrued interest and legal fees. Once the Company has sufficient working capital it will pursue its legal remedies. In May 2000, with limited operating capital the Company has become a "public shell" and is actively pursuing merging with an operating company that has a strong business plan and wants to establish a public trading market for its securities.

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

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002


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

Note 3   Bad Debt
         --------

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

         Effective December 31, 1999, the Company wrote-off the principal sum of $450,060 and the accrued interest of $3,372. No payments have been received from UAI. The Company has issued a formal demand for payment of all principal and interest and retained counsel to begin collection efforts. The Promissory Notes provide UAI will pay all costs of collection and reasonable attorney's fees. The Company did not execute its options to purchase the UAI common stock. In February 2003, the Superior Court of California, County of San Diego issued a Judgment in favor of the Company for the principal balance outstanding, plus accrued interest and legal fees. During March 2003, the chief executive officer of UAI filed a chapter 7 bankruptcy.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002


         Notes Payable and Guaranty Agreement

         In July 2002, the Company agreed to acquire Bright Star Resources, Inc. ("Bright Star") under a "Plan and Agreement of Reorganization" ("Agreement"). In anticipation of the approved Agreement, the Company appointed the President of Bright Star, as President of the Company. The new President executed $130,000 in secured promissory notes (the "Notes") with the proceeds to be used to purchase 3 leases in the Raton Basin. The notes were due October 14, 2002, with interest accrued of $13,000 plus the issuance of one warrant to purchase common stock at $0.40 per share for each dollar of principal advanced (the "Warrants"). The Company conditioned the execution of the Notes and issuance of the Warrants upon the execution of the Guaranty Agreement between the new President and the Company. The leases were not delivered as required by the security agreement and the lender has notified the Company that the loan is in default.

         In October 2002 the Company terminated the Agreement and removed the new President. The Company made a formal demand under the Guaranty Agreement to pay the Notes, or otherwise obtain a release of the Company. No payments have been received under the Guarantee Agreement. Effective September 30, 2002, the Company wrote-off the amounts due under the Guarantee Agreement of $130,000 and the accrued interest of $2,708. The Company intends to rescind the Notes and Warrants due to the non-delivery of leases, non-compliance with the Board of Directors' authorization and termination of the Plan and Agreement of Reorganization.



Note 4   Commitment and Contingencies:
         ---------------------------
         Related Party Transactions  -Management Fee and Rental Lease

         Under a month-to-month agreement the Company has agreed to pay the president of the Company a management fee of $5,000 a month for services rendered. The Company also pays $750 a month for an office suite and all related expenses including receptionist, clerical and technical support, office supplies, postage, telephone and computer equipment under a month-to-month agreement.


Note 5 - Income Taxes
         ------------

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                   $151,493
            Valuation allowance for deferred tax assets        (151,493)
                                                               --------
         Net deferred tax assets                               $      -
                                                               ========

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002


         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $151,493 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2113. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Capital Stock Transactions
         --------------------------

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


Note 7   Going Concern:
         -------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has experienced significant losses from limited operations. The Company's current liabilities exceed current assets by $403,940, and the Company incurred a net loss of $220,166 in 2002.

         The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.