Form 10KSB/A
period 2002-12-31
BIO AMERICAN CAPITAL CORP
filed 2003-04-30
CIK 908821

FORM 10-KSB/A #2

                                  AMENDMENT #1



                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended: December 31, 2002



                        Commission file number 000-26907

                        BIO-AMERICAN CAPITAL CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                     93-1118938
- ------                                                     ----------
State or other jurisdiction of                            IRS Employer ID Number
Incorporation or organization

462 Stevens Avenue, Suite #308, Solana Beach, CA 92075
- ------------------------------------------------------
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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.
- ---------------------------------

Background
- ----------

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

General Business Plan
- ---------------------

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

Acquisition of Opportunities
- ----------------------------

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

Competition
- -----------

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

Employees
- ---------

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

Investment Company Act of 1940
- ------------------------------

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

Certain Risks
- -------------

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


ITEM 2.  DESCRIPTION OF PROPERTY.
- ---------------------------------

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

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

         No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER
- ------------------------------------------------------------------------------
SHAREHOLDER MATTERS
- -------------------

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

Holders
- -------

         There are approximately 58 record holders of the Company's Common Stock. 3,930,250 shares Company's Common Stock are issued and outstanding. An aggregate of 1,642,450 shares are "free-trading" securities and 2,287,800 shares are "restricted" securities.

Dividends
- ---------

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR PLAN OF OPERATIONS
- -----------------------------------------------------------------------------

Plan of Operation
- -----------------

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

Results of Operations Comparison For The Year 2002 And 2001
- -----------------------------------------------------------

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

Results of Operations Comparison For The Year 2001 And 2000
- -----------------------------------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS.
- ------------------------------

         The information required by Item 8 is submitted as a separate section of this report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
- -------------------------------------------------------

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
- ----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
- --------------------------------------------------

         Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.


NAME                          Age               POSITION HELD
- ----                          ---               -------------

Leonard Viejo                 53                President, Secretary, Chief
                                                Financial Officer and Director

John T. Bigley                54                Director

Steven H. Wilhelm             53                Director

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

Compliance with Section 16(a) of the Exchange Act
- -------------------------------------------------

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

Conflicts of Interest
- ---------------------

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

ITEM 10.  EXECUTIVE COMPENSATION.
- --------------------------------


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                                                  Annual Compensation                        Awards

                                                                                           Restricted         Securities
Name and                                                              Other Annual            Stock           Underlying
Principal                             Salary          Bonus           Compensation          Award(s)           Options/
Position                  Year         ($)             ($)                ($)                  ($)             SARs (#)
- --------                  ----         ---             ---                ---                  ---             --------
Leonard Viejo,            2001          0               0               60,000 *                0                  0
President, Secretary
and Chief Financial
Officer

Leonard Viejo,            2002          0               0               60,000*                 0                  0
President, Secretary
and Chief Financial
Officer

(*)  - See Item 12 "Certain Relationships and Related Transactions"



Directors' Compensation
- -----------------------
                                                                                                        Number of
                                                                                                       Securities
                                   Annual                       Consulting                             Underlying
                                Retainer Fee      Meeting    Fees/Other Fees    Number of Shares       Options SAR
Name                                 ($)         Fees ($)           ($)                (#)                 (#)
- ----                                 ---         --------           ---                ---             -----------
A. Director                           0              0               0                  0                   0
   Leonard Viejo

B. Director                           0              0               0                  0                   0
   John T. Bigley

C. Director                           0              0               0                  0                   0
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- ------------------------------------------------------------------------

         The following table sets forth, as of the date of this Registration Statement, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.


                                                                                 NUMBER OF
SHAREHOLDERS BENEFICIAL OWNERS                                                      SHARES         PERCENTAGE
- ------------------------------                                                      ------         ----------
Cede & Co.
Box 20 Bowling Green Station
New York, New York  10004                                                        1,234,075            31.4%

Leonard Viejo, President, Secretary, Chief Financial
Officer & Director
462 Stevens Avenue, Suite 308                                                    2,100,000            53.4%
Solana Beach, CA 92075

John T. Bigley, Director
4008 Holland Avenue, Unit D
Dallas, Texas 75219                                                                      0               0%

Steven H. Wilhelm, Director
1620 Fifth Avenue, Suite 770
San Diego, CA  92101                                                                     0               0%
                                                                                 ---------            -----          --

All directors and executive
Officers as a group (3 persons)                                                  2,100,000            53.4%
                                                                                 =========            =====

Each principal shareholder has sole investment power and sole voting power over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------------------------------------------------------

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

(a)         No Exhibits are filed with this Annual Report.

(b)         Form 8-K was filed on October 8, 2002.


ITEM 14.  CONTROLS AND PROCEDURES
- ---------------------------------

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

Date: April 22, 2003


/s/ Leonard Viejo
- -----------------------
Leonard Viejo, CEO & CFO

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