Form 10QSB
period 2003-03-31
BIO AMERICAN CAPITAL CORP
filed 2003-05-14
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
-----------------                                        ----------------------
March 31, 2003                                                        000-26907


                        BIO AMERICAN CAPITAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                              93-1118938
(State of incorporation)                                IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                         92075
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

                  3,930,250 common shares as of March 31, 2003

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1   Financial Statements................................................. 3

Item 2   Management Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 9



                  PART II - OTHER INFORMATION

Item 1   Legal Proceedings....................................................10

Item 2   Changes in Securities................................................10

Item 3   Default Upon Senior Securities.......................................10

Item 4   Submission of Matters to a Vote of Security Holders..................10

Item 5   Other Information....................................................10

Item 6   Exhibits and Reports on Form 8-K.....................................10



                           PART III

         Signature                                                            11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Bio-American Capital Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-SB.

                        BIO-AMERICAN CAPITAL CORPORATION

                              Financial Statements
                 For the Three Month Period Ended March 31, 2003
                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Bio-American Capital Corporation


We have reviewed the accompanying balance sheet of Bio-American Capital Corporation as of March 31, 2003 and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 22, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
May 9, 2003


                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                         Balance Sheets


                                                                      March 31,              December 31,
                                                                        2003                     2002
                                                                    --------------        --------------------
                                                                    (Unaudited)
ASSETS:

Current Assets:
  Cash                                                                      $ 136                        $ 58
                                                                    --------------        --------------------

TOTAL ASSETS                                                                $ 136                        $ 58
                                                                    ==============        ====================


LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities:
 Accounts payable                                                       $ 275,448                   $ 254,198
 Accrued liabilities and interest                                          22,400                      19,800
 Notes payable                                                            130,000                     130,000
                                                                    --------------        --------------------
  Total Current Liabilities                                               427,848                     403,998
                                                                    --------------        --------------------

   Stockholders' Deficit:
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding for 2003 and 2002 respectively                           3,930                       3,930
   Additional Paid-in Capital                                             543,083                     543,083
   Accumulated Deficit during the Development Stage                      (974,725)                   (950,953)
                                                                    --------------        --------------------

Total Stockholders' Deficit                                              (427,712)                   (403,940)
                                                                    --------------        --------------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                   $ 136                        $ 58
                                                                    ==============        ====================


   The accompanying notes are an integral part of these financial statements.


                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Statements of Operations

                                          (Unaudited)

                                                                                                          For the
                                                                                                          Period
                                                                                                        May 5, 1992
                                                                 Year Ended                           (Inception) to
                                                                  March 31,                              March 31,
                                                                    2003               2002                2003
                                                                --------------     --------------     ----------------
REVENUE:                                                                  $ -                $ -                  $ -


EXPENSES:
   Provision for Bad Debt                                                   -                  -              583,432
   Amortization                                                             -                  -                  500
   Professional Expenses                                                6,500              1,495               70,332
   Management Fees                                                     15,000             15,000              265,000
   Other                                                                   22                836                4,253
   Office Expenses                                                      2,250              2,250               39,750
                                                                --------------     --------------     ----------------
Total Expenses                                                         23,772             19,581              963,267
                                                                --------------     --------------     ----------------
OTHER INCOME/ EXPENSES
  Interest Income                                                           -                  -                3,372
  Interest Expense                                                                                            (13,000)
  Other Expenses                                                            -                  -               (1,830)
                                                                --------------     --------------     ----------------
Total Other Income/Expenses                                                 -                  -              (11,458)
                                                                --------------     --------------     ----------------
NET LOSS                                                             $(23,772)          $(19,581)          $ (974,725)
                                                                ==============     ==============     ================

Net Loss Per Share                                                    $ (0.01)           $ (0.00)
                                                                --------------     --------------
Weighted Average Shares Outstanding                                 3,930,250          3,930,250
                                                                ==============     ==============


   The accompanying notes are an integral part of these financial statements.


                                   BIO-AMERICAN CAPITAL CORP.
                             (A Development Stage Company) For the
                                    Statements of Cash Flows

                                           Unaudited

                                        Indirect Method


                                                                                                               Period
                                                                                                             May 5, 1992
                                                                            Three Months Ended             (Inception) to
                                                                                  March 31,                   March 31,
                                                                          2003               2002               2003
                                                                      --------------     -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                               $ (23,772)         $(19,581)          $ (750,368)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Amortization                                                                 -                 -                  500
    Stock issued for accrued liabilities                                          -                 -               25,500
    Changes in assets and liabiliites
     Increase in Accounts Payable                                            21,250            17,545              198,318
     Increase in Accrued Liabilities                                          2,600             2,000                5,100
                                                                      --------------     -------------     ----------------
                                                                             23,850            19,545              229,418
                                                                      --------------     -------------     ----------------
Net Cash Used in Operating Activities                                            78               (36)            (520,950)
                                                                      --------------     -------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES;
     Incorporation Costs                                                          -                 -                 (500)
Net Cash Used in Investing Activities                                             -                 -                 (500)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Sale of Common Stock                                           -                 -              505,013
     Proceeds from Notes Payables                                                 -                 -               16,500
                                                                      --------------     -------------     ----------------
Net Cash Provided by Financing Activities                                         -                 -              521,513
                                                                      --------------     -------------     ----------------
(Decrease) Increase in Cash                                                      78               (36)                  63

Cash at Beginning of Period                                                      58                99                    -

Cash at End of Period                                                         $ 136              $ 63                 $ 63
                                                                      ==============     =============     ================

Supplemental Disclosures
     Interest                                                                   $ -               $ -                  $ -
                                                                      --------------     -------------     ----------------
     Taxes                                                                      $ -               $ -                  $ -
                                                                      --------------     -------------     ----------------
Noncash investing and financing activities:
Issuance of common stock in exchange for
cancellation of note payable of $16,500 and
accrued expenses of $25,500
                                                                      --------------     -------------     ----------------
                                                                                $ -               $ -             $ 42,000
                                                                      --------------     -------------     ----------------


   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)


1.       Presentation of Interim Information
--------------------------------------------

         In the opinion of the management of Bio-American Capital Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months and nine months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

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

Comparison of Operating Results for the Three Months Ended March 31, 2003 and
-----------------------------------------------------------------------------
March 31, 2002
--------------

         The Company had no revenues for the three months ended March 31, 2003 and March 31, 2002. In 2003 the Company incurred $23,772 in expenses compared to $19,581 in 2002. The $23,772 of expenses in 2003 included: $15,000 as a management fee to the President of the Company; $2,250 for office and related expenses; and 6,500 for legal and accounting services. The $19,581 of expenses in 2002 included: $15,000 as a management fee to the President of the Company; $2,250 for office and related expenses; and $1,475 for professional services.

         The net operating loss in the first quarter in 2003 was $23,772 as compared to $19,581 in 2002. The net loss per share for the quarter each year was $0.01 in 2003 and less than $0.01 in 2002.

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

Liquidity and Capital Resources
-------------------------------

         At March 31, 2003, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

         In February 2003, the Superior Court of California, County of San Diego issued a Judgment in favor of the Company for the $450,060 Notes Receivable due from Universal Alliance, Inc. ("UAI") plus accrued interest and legal fees. During March 2003, the chief executive office of UAI filed a chapter 7 bankruptcy.

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


                                                Bio-American Capital Corporation

                                                By: /s/Leonard Viejo
Date:  May 13, 2003                                -----------------------------
                                                   Leonard Viejo, President

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Leonard Viejo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-American Capital Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003


/s/ Leonard Viejo
-----------------------
Leonard Viejo
President/CEO/CFO