Form 10QSB
period 2003-06-30
BIO AMERICAN CAPITAL CORP
filed 2003-08-14
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
-----------------                                        ----------------------
June 30, 2003                                                         000-26907


                        BIO AMERICAN CAPITAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                               93-1118938
(State of incorporation)                                 IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                          92075
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

                   3,930,250 common shares as of June 30, 2003

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1   Financial Statements................................................. 3

Item 2   Management Discussion and Analysis of Financial
         Condition and Results of Operations ................................. 9


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

                        BIO-AMERICAN CAPITAL CORPORATION

                              Financial Statements
                  For the Six Month Period Ended June 30, 2003
                                   (Unaudited)

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Bio-American Capital Corporation


We have reviewed the accompanying balance sheet of Bio-American Capital Corporation as of June 30, 2003 and the related statements of operations for the three months and six months ended June 30, 2003 and 2002, and the related cash flows for the six months ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 22, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
August 6, 2003


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheet


                                                                June 30,            December 31,
                                                                  2003                  2002
                                                              --------------      -----------------
                                                               (Unaudited)
ASSETS:

Current Assets:
     Cash                                                             $ 116                   $ 58
                                                              --------------      -----------------

TOTAL ASSETS                                                          $ 116                   $ 58
                                                              ==============      =================


LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                $ 292,698              $ 254,198
  Accrued Liabilities                                                23,350                 19,800
  Notes Payable                                                     130,000                130,000
                                                              --------------      -----------------
Total Current Liabilities                                           446,048                403,998
                                                              --------------      -----------------

Stockholders' Deficit:
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding in 2003 and 2002 respectively                      3,930                  3,930
   Additional Paid-in Capital                                       543,083                543,083
   Accumulated Deficit during the Development Stage                (992,945)              (950,953)
                                                              --------------      -----------------
Total Stockholders' Deficit                                        (445,932)              (403,940)
                                                              --------------      -----------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                             $ 116                   $ 58
                                                              ==============      =================



   The accompanying notes are an integral part of these financial statements.



                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Operations

                                  (Unaudited)
                                     For the
                                                                                                                 Period
                                                                                                               May 5, 1992
                                                     Three Months Ended              Six Months Ended          (Inception) to
                                                          June 30,                       June 30,               June 30,
                                                 ---------------------------    ---------------------------
                                                    2003            2002           2003               2002        2003
                                                 ------------    -----------    -----------     -----------    ------------
REVENUE:                                                 $ -            $ -            $ -             $ -             $ -


EXPENSES:
   Provision for Bad Debt                                  -              -              -               -         583,432
   Amortization                                            -              -              -               -             500
   Professional Expenses                                 140          1,620          6,640           3,115          70,472
   Management Fees                                    15,000         15,000         30,000          30,000         280,000
   Other                                                 830            478            852           1,314           5,083
   Office Expenses                                     2,250          2,250          4,500           4,500          42,000
                                                 ------------    -----------    -----------     -----------    ------------
Total Expenses                                        18,220         19,348         41,992          38,929         981,487

OTHER INCOME/EXPENSES
   Interest Income                                         -              -              -               -           3,372
   Interest Expense                                        -              -              -               -         (13,000)
   Other Expenses                                          -              -              -               -          (1,830)
                                                 ------------    -----------    -----------     -----------    ------------
Total Other Income/Expenses                                -              -              -               -         (11,458)
                                                 ------------    -----------    -----------     -----------    ------------

NET LOSS                                           $ (18,220)     $ (19,348)     $ (41,992)      $ (38,929)       (992,945)
                                                 ============    ===========    ===========     ===========    ============

Net Loss Per Share                                       $ -            $ -        $ (0.01)        $ (0.01)
                                                 ============    ===========    ===========     ===========

Weighted Average Shares Outstanding                3,930,250      3,930,250      3,930,250       3,930,250
                                                 ============    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                  (Unaudited)

                                Indirect Method


                                                                                                                (Unaudited)
                                                                                                                 For the
                                                                                                                  Period
                                                                                                                May 5, 1992
                                                       Three Months Ended          Six Months Ended             (Inception) to
                                                            June 30,                   June 30,                  June 30,
                                                     -----------------------   -------------------------
                                                       2003         2002          2003          2002               2003
                                                     ----------   ----------   -----------    ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $ (18,220)    $(19,348)    $ (41,992)    $ (38,929)        $ (992,945)
Adjustments to reconcile net loss to net cash
  used in operating activities;
   Amortization                                              -            -             -             -                500
  Stock issued for accrued liabilities                       -            -             -             -             25,500
  Provision for bad debts                                    -            -             -             -            583,432
  Changes in assets and liabilities:                                                                                     -
     Increase (Decrease) in Accounts Payable            17,250       17,930        38,500        35,475            292,698
     Increase (Decrease)  in Accrued Liabilities           950        1,450         3,550         3,450             23,350
                                                     ----------   ----------   -----------    ----------        -----------
                                                        18,200       19,380        42,050        38,925            925,480
                                                     ----------   ----------   -----------    ----------        -----------
Net Cash Used in Operating Activities                      (20)          32            58            (4)           (67,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable                                                                                             (583,432)
     Incorporation Costs                                     -            -             -             -               (500)
                                                     ----------   ----------   -----------    ----------        -----------
Net Cash Used in Investing Activities                        -            -             -             -           (583,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                       -            -             -             -            505,013
    Proceeds from Notes Payable                              -            -             -             -            146,500
                                                     ----------   ----------   -----------    ----------        -----------
Net Cash Provided by Financing Activities                    -            -             -             -            651,513
                                                     ----------   ----------   -----------    ----------        -----------

(Decrease) Increase in Cash                                (20)          32            58            (4)               116

Cash - Beginning of Period                                 136           63            58            99                  -
                                                     ----------   ----------   -----------    ----------        -----------

Cash - End of Period                                     $ 116         $ 95         $ 116          $ 95              $ 116
                                                     ==========   ==========   ===========    ==========        ===========

Supplemental Disclosures Cash paid during the year for:
       Interest                                            $ -          $ -           $ -           $ -                $ -
                                                     ==========   ==========   ===========    ==========        ===========
       Income taxes                                        $ -          $ -           $ -           $ -                $ -
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

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


1.       Presentation of Interim Information

         In the opinion of the management of Bio-American Capital Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

Comparison of Operating Results for the Three Months Ended June 30, 2003 and
----------------------------------------------------------------------------
June 30, 2002
-------------

         The Company had no revenues for the three months ended June 30, 2003 and June 30, 2002. In 2003 the Company incurred $18,220 in expenses compared to $19,348 in 2002. The $18,220 of expenses in 2003 included: $15,000 as a management fee to the President of the Company; $2,250 for office and related expenses; and $800 paid to the California Franchise Tax Board. The $19,348 of expenses in 2002 included: $15,000 as a management fee to the President of the Company; $2,250 for office and related expenses; and $1,500 for professional services.

         The net operating loss in the first quarter in 2003 was $18,220 as compared to $19,348 in 2002. The net loss per share for the three months ended June 30, 2003 and June 30, 2002 was less than $0.01.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and June
-------------------------------------------------------------------------------
30, 2002
--------

         The Company had no revenues for the six months ended June 30, 2003 and June 30, 2002. In 2003 the Company incurred $41,992 in expenses compared to $38,929 in 2002. The $41,992 of expenses in 2003 included: $30,000 as a management fee to the President of the Company; $4,500 for office and related expenses; and $6,500 paid for legal and accounting services. The $38,929 of expenses in 2002 included: $30,000 as a management fee to the President of the Company; $4,500 for office and related expenses; and $4,500 for legal services.

         The net operating loss in the six months ended June 30, 2003 was $41,992 as compared to $38,929 in 2002. The net loss per share for the six months ended June 30, 2003 and June 30, 2002 was $0.01.

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

Liquidity and Capital Resources
-------------------------------

         At June 30, 2003, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available.

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


Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

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


                                          Bio-American Capital Corporation

                                          By: /s/Leonard Viejo
Date:  August 6, 2003                         ----------------------------------
                                              Leonard Viejo, President