Form 10QSB
period 2003-09-30
BIO AMERICAN CAPITAL CORP
filed 2003-11-12
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10Q-SB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
-----------------                                     ----------------------
September 30, 2003                                                 000-26907


                        BIO AMERICAN CAPITAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                                93-1118938
(State of incorporation)                                  IRS Employer ID Number


462 Stevens Avenue, Suite #308, Solana Beach, CA                           92075
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

                             Yes [X]      No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                3,930,250 common shares as of September 30, 2003

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1   Financial Statements......................................... F-1 - F-5

Item 2   Management's Discussion and Analysis or Financial Operations......... 4

Item 3   Controls and Procedures.............................................. 5


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings...................................................  5

Item 2   Changes in Securities...............................................  5

Item 3   Defaults Upon Senior Securities.....................................  5

Item 4   Submission of Matters to a Vote of Security Holders.................  6

Item 5   Other Information...................................................  6

Item 6   Exhibits and Reports on Form 8-K....................................  6


                                    PART III

         Signature                                                             7

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

                        Bio-American Capital Corporation

                              Financial Statements
                  For the Nine Months Ended September 30, 2003
                                   (Unaudited)

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Bio-American Capital Corporation


We have reviewed the accompanying balance sheet of Bio-American Capital Corporation as of September 30, 2003 and the related statements of operations for the three months and nine month periods ended September 30, 2003 and 2002, and the related cash flows for the nine months ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 4, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
November 3, 2003


                           BIO-AMERICAN CAPITAL CORP.
                         (A Development Stage Company)
                                 Balance Sheet



                                                                  September 30,          December 31,
                                                                       2003                  2002
                                                                  --------------      -----------------
                                                                   (Unaudited)
ASSETS:

Current Assets:
     Cash                                                                  $ 86                   $ 58
                                                                  --------------      -----------------

TOTAL ASSETS                                                               $ 86                   $ 58
                                                                  ==============      =================


LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                    $ 311,948              $ 254,198
  Accrued Liabilities                                                    24,750                 19,800
  Notes Payable                                                         130,000                130,000
                                                                  --------------      -----------------
Total Current Liabilities                                               466,698                403,998
                                                                  --------------      -----------------

Stockholders' Deficit:
     Common Stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding in 2003 and 2002 respectively                          3,930                  3,930
   Additional Paid-in Capital                                           543,083                543,083
   Accumulated Deficit during the Development Stage                  (1,013,625)              (950,953)
                                                                  --------------      -----------------
Total Stockholders' Deficit                                            (466,612)              (403,940)
                                                                  --------------      -----------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                  $ 86                   $ 58
                                                                  ==============      =================


   The accompanying notes are an integral part of these financial statements.


                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Statements of Operations

                                          (Unaudited)

                                                                                                         For the
                                                                                                          Period
                                                                                                        May 5, 1992
                                                 Three Months Ended           Nine Months Ended         (Inception) to
                                                   September 30,                September 30,           September 30,
                                              -------------------------    -------------------------
                                                 2003          2002          2003              2002        2003
                                              -----------    ----------    ----------     ----------    -----------
REVENUE:                                             $ -           $ -           $ -            $ -            $ -


EXPENSES:
   Provision for Bad Debt                              -       132,708             -        132,708        583,432
   Amortization                                        -             -             -              -            500
   Professional Expenses                           2,000         3,195         8,640          6,310         72,472
   Management Fees                                15,000        15,000        45,000         45,000        295,000
   Other                                           1,430            36         2,282          1,350          6,513
   Office Expenses                                 2,250         2,250         6,750          6,750         44,250
                                              -----------    ----------    ----------     ----------    -----------
Total Expenses                                    20,680       153,189        62,672        192,118      1,002,167

OTHER INCOME/EXPENSES
   Interest Income                                     -         2,708             -              -          3,372
   Interest Expense                                    -        (2,708)            -              -        (13,000)
   Other Expenses                                      -             -             -              -         (1,830)
                                              -----------    ----------    ----------     ----------    -----------
Total Other Income/Expenses                            -             -             -              -        (11,458)
                                              -----------    ----------    ----------     ----------    -----------

NET LOSS                                       $ (20,680)     (153,189)    $ (62,672)     $(192,118)    (1,013,625)
                                              ===========    ==========    ==========     ==========    ===========

Net Loss Per Share                               $ (0.01)      $ (0.04)      $ (0.02)       $ (0.05)
                                              ===========    ==========    ==========     ==========

Weighted Average Shares Outstanding            3,930,250     3,930,250     3,930,250      3,930,250
                                              ===========    ==========    ==========     ==========


   The accompanying notes are an integral part of these financial statements.



                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                          (Unaudited)

                                        Indirect Method


                                                                                                   (Unaudited)
                                                                                                     For the
                                                                                                     Period
                                                                                                   May 5, 1992
                                                                Nine Months Ended                 (Inception) to
                                                                  September 30,                   September 30,
                                                          -------------------------------
                                                              2003              2002                  2003
                                                          -------------     -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     $ (62,672)       $ (192,118)           $(1,013,625)
Adjustments to reconcile net loss to net cash
  used in operating activities;
   Amortization                                                      -                 -                    500
  Stock issued for accrued liabilities                               -                 -                 25,500
  Provision for bad debts                                            -                 -                583,432
  Changes in assets and liabilities:                                                                          -
     Increase (Decrease) in Accounts Payable                    38,500            35,475                292,698
     Increase (Decrease)  in Accrued Liabilities                 3,550             3,450                 23,350
                                                          -------------     -------------         --------------
                                                                42,050            38,925                925,480
                                                          -------------     -------------         --------------
Net Cash Used in Operating Activities                          (20,622)         (153,193)               (88,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable                                                                                  (583,432)
     Incorporation Costs                                             -                 -                   (500)
                                                          -------------     -------------         --------------
Net Cash Used in Investing Activities                                -                 -               (583,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                               -                 -                505,013
    Proceeds from Notes Payable                                      -                 -                146,500
                                                          -------------     -------------         --------------
Net Cash Provided by Financing Activities                            -                 -                651,513
                                                          -------------     -------------         --------------

(Decrease) Increase in Cash                                    (20,622)         (153,193)               (20,564)

Cash - Beginning of Period                                          58                99                      -
                                                          -------------     -------------         --------------

Cash - End of Period                                         $ (20,564)       $ (153,094)             $ (20,564)
                                                          =============     =============         ==============

Supplemental Disclosures Cash paid during the year for:
       Interest                                                    $ -               $ -                    $ -
                                                          =============     =============         ==============
       Income taxes                                                $ -               $ -                    $ -
                                                          =============     =============         ==============


Noncash investing and financing activities:
 Issuance of common stock in exchange for
  cancellation of note payable of $16,500 and
  accrued expenses of $25,000
                                                          -------------     -------------         --------------
                                                                   $ -               $ -               $ 42,000
                                                          =============     =============         ==============


   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.   Presentation of Interim Information

     In the opinion of the management of Bio-American Capital Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.


2.   Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $1,013,625.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002

         The Company had no revenues for the three months ended September 30, 2003 and September 30, 2002. In 2003 the Company incurred $20,679 in expenses compared to $153,189 in 2002. The $20,679 of expenses in 2003 included: $15,000 as a management fee to the President of the Company; $2,250 for office and related expenses; $2,000 for professional services and $1,399 paid to the California Franchise Tax Board. The $153,189 of expenses in 2002 included:
$132,708 in the provision for bad debt associated with the Guarantee Agreement; $15,000 as a management fee to the President of the Company; $2,250 for office and related expenses; and $2,000 for professional services.

         The net operating loss in the quarter in 2003 was $20,679 as compared to $153,189 in 2002. The net loss per share for the three months ended September 30, 2003 and September 30, 2002 was ($0.01) and ($0.04) respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and September 30, 2002

         The Company had no revenues for the nine months ended September 30, 2003 and September 30, 2002. In 2003 the Company incurred $62,672 in expenses compared to $192,118 in 2002. The $62,672 of expenses in 2003 included: $45,000 as a management fee to the President of the Company; $6,750 for office and related expenses; $8,500 paid for professional services and $2,199 paid to the California Franchise Tax Board. The $192,118 of expenses in 2002 included:
$132,708 in the provision for bad debt associated with the Guarantee Agreement; $45,000 as a management fee to the President of the Company; $6,750 for office and related expenses; $5,500 for professional services and $1,203 paid to the California Franchise Tax Board.

         The net operating loss in the nine months ended September 30, 2003 was $62,672 as compared to $192,118 in 2002. The net loss per share for the nine months ended September 30, 2003 and September 30, 2002 was ($0.02) and ($0.05) respectively.

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

Liquidity and Capital Resources

         At September 30, 2003, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations. The Company's primary ongoing monthly cost include a $5,000 management fee, $750 for an office and related expenses, and cost associated with regulatory filings. The payments for these expenses have been deferred until sufficient cash is available.

         Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.


Item 3.   Controls and Procedures

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

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.


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


                                              Bio-American Capital Corporation


                                              By: /s/ Leonard Viejo
Date:  November 6, 2003                           ------------------------------
                                                  Leonard Viejo, President