Form 10KSB
period 2003-12-31
BIO AMERICAN CAPITAL CORP
filed 2004-02-24
CIK 908821

FORM 10-KSB



                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended: December 31, 2003



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

498 Ellis Street, 2nd Floor, Penticton, BC  V2A 4MS
------------------------------------------------------
(Address of principal executive offices)

Issuer's Telephone Number:                  (250) 497-6072

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was $36,300 based on $0.02 per share average.

The number of shares of Common Stock of the registrant outstanding as of December 31, 2003 was 3,930,250.

                   Documents Incorporated by reference: None.

                                TABLE OF CONTENTS


                                     PART I


                                                                            Page
Item 1.  Description of Business.........................................      3

Item 2.  Description of Properties.......................................     13

Item 3.  Legal Proceedings ..............................................     13

Item 4.  Submission of Matters to a Vote of Security Holders.............     13


                            PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................     13

Item 6.  Management's Discussion and Analysis of Operations or Plan of
         Operations .....................................................     16

Item 7.  Financial Statements............................................     18

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................     18

                           PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act.............      18

Item 10. Executive Compensation.........................................      20

Item 11. Security Ownership of Certain Beneficial Owners and Management.      22

Item 12. Certain Relationships and Related Transactions ................      22

Item 13. Exhibits, Financial Statements Schedules and Reports on Form
         on Form 8-K.....................................................     23


Signature Page...........................................................     24

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


                                   High                           Low
                                   ----                           ---


                 2003
                 ----

First Quarter                      $ 0.05                         $ 0.02

Second Quarter                     $ 0.06                         $ 0.01

Third Quarter                      $ 0.05                         $ 0.01

Fourth Quarter                     $ 0.05                         $ 0.01


                 2002
                 ----

First Quarter                      $ 0.11                         $ 0.05

Second Quarter                     $ 0.08                         $ 0.031

Third Quarter                      $ 0.38                         $ 0.05

Fourth Quarter                     $ 0.25                         $ 0.03

        (b) As of December 31, 2003 were 62 holders of records of the Company's common stock.

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

Holders
-------

         There are approximately 62 record holders of the Company's Common Stock. 3,930,250 shares Company's Common Stock are issued and outstanding.

Dividends
---------

         The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR PLAN OF OPERATIONS
-----------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

        The Company had no revenues in the years ended December 31, 2003 or 2002. The Company had no operations in the year but continued to incur manage-ment, audit, professional, and office expenses totalling $62,672 in 2003 compared to $77,166 in 2002. The largest component of expense in 2003 and 2002 was management fees in the amounts of $45,000 and $60,000, respectively. The Company incurred $13,000 and $10,000 in interest accrual in 2003 and 2002, respectively.

        The Company had extraordinary income in 2003 due to foregiveness of debt totalling $145,834 from accrued management fees to its President. In 2002, the Company had a $130,000 expense for bad debt. The Company had a net gain in 2003 of $70,162 due to the extraordinary income compared to a ($217,166) net loss in 2002, $130,000 of which was attributable to bad debt provisions. The Company had a net gain per share in 2003 of $.02 due to the extraordinary income from debt foregiveness compared to a ($.05) loss per share in 2002 due to expenses and bad debt provisions.

        The Company expects the trend of losses to continue until the Company can achieve a profitable business combination, of which there can be no assurance, or raises capital, develops a business plan, and achieves revenues, of which there can be no assurance.

NEED FOR ADDITIONAL CAPITAL

        The Company does not have capital sufficient to meet the Company's cash needs. The Company will have to seek loans or equity placements to cover such cash needs.

        The Company is in the process of offering to sell 2,000,000 shares at $1 per share in a private placement to accredited investors to raise up to 2,000,000 shares of common stock at $1.00 per share to attempt to raise up to $2,000,000 in capital to continue business development and fund operations.

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any addition-al funds will be available to the Company to allow it to continue its business plan.

GOING CONCERN

     The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

         The information required by Item 7 is submitted as a separate section of this report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
--------------------------------------------------

         Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.


NAME                          Age               POSITION HELD
----                          ---               -------------

Ted Kozub                     65                President, Secretary, CFO, &
                                                Director
                                                (Appointed 12/15/03)

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

Biographical Information

      TED KOZUB, Mr. Kozub is the president, treasurer, secretary and sole director of the company. Mr. Kozub was a tax partner with KPMG, in Canada for more than five years ending in 2003 upon his retirement. Mr. Kozub also held senior positions with Revenue Canada Taxation, and Mr. Kozub was appointed to the special task force for reform of Canadian tax law. Mr. Kozub was the presi-dent of Canadian Petroleum Tax Society, Tax Manager with Hudson's Bay Oil and Gas, located in Calgary, Alberta, and a subsidiary of Conoco.

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

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                                                  Annual Compensation                        Awards

                                                                                           Restricted         Securities
Name and                                                              Other Annual            Stock           Underlying
Principal                             Salary          Bonus           Compensation          Award(s)           Options/
Position                  Year         ($)             ($)                ($)                  ($)             SARs (#)
--------                  ----         ---             ---                ---                  ---             --------
Ted Kozub                 2003          0               0               0                       0                  0
President, Secretary
and Chief Financial
Officer

Leonard Viejo,            2002          0               0               0                       0                  0
President, Secretary
and Chief Financial
Officer
(Resigned 12/15/03)

Leonard Viejo,            2003          0               0               60,000*                 0                  0
President, Secretary
and Chief Financial
Officer
(Resigned 12/15/03)


(*)  - See Item 12 "Certain Relationships and Related Transactions"



Directors' Compensation
-----------------------
                                                                                                        Number of
                                                                                                       Securities
                                   Annual                       Consulting                             Underlying
                                Retainer Fee      Meeting    Fees/Other Fees    Number of Shares       Options SAR
Name                                 ($)         Fees ($)           ($)                (#)                 (#)
----                                 ---         --------           ---                ---             -----------
A. Director                           0              0               0                  0                   0
   Ted Kozub
   (Appointed 12/15/03)

A. Director                           0              0               0                  0                   0
   Leonard Viejo
   (Resigned 12/15/03)

B. Director                           0              0               0                  0                   0
   John T. Bigley
   (resigned 2003)

C. Director                           0              0               0                  0                   0
   Steven H. Wilhelm
   (resigned 2003)

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


                                                                                 NUMBER OF
SHAREHOLDERS BENEFICIAL OWNERS                                                      SHARES         PERCENTAGE
------------------------------                                                      ------         ----------
Ted Kozub                                                                        2,100,000            53.4%
President, Secretary, Treasurer,
& Sole Director
498 Ellis Street, 2nd Floor
Penticton, BC  V2A 4M2
(Appointed 12/15/03)

Cede & Co.
Box 20 Bowling Green Station
New York, New York  10004                                                        1,234,075            31.4%

Leonard Viejo,
462 Stevens Avenue, Suite 308                                                    0                    0
Solana Beach, CA 92075
(resigned 12/15/03)
                                                                                 ---------            -----          --

All directors and executive
Officers as a group (1 person)                                                   2,100,000            53.4%
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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)         Exhibits:  31 and 32 -- Sarbanes-Oxley Certifications

(b)         No reports on Form 8-K were filed during the period.


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


                                 BIO-AMERICAN CAPITAL CORPORATION


DATED:  February ____, 2004      By:
                                     ---------------------------
                                     Ted Kozub
                                     President/Secretary/Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                      By:
DATED:  February ____, 2004               -----------------------------
                                          Ted Kozub
                                          Director

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)

                              Financial Statements
                 For the Years Ended December 31, 2003 and 2002

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Bio-American Capital Corporation
Solana Beach, California


We have audited the accompanying balance sheets of Bio-American Capital Corporation (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period May 5, 1992 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-American Capital Corp., as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended and for the period May 5, 1992 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co., LLC.
Denver, Colorado
February 17, 2004


                                   BIO-AMERICAN CAPITAL CORP.
                                 (A Development Stage Company)
                                         Balance Sheets
                                   December 31 2003 and 2002


                                                                                     2003                 2002
                                                                                 --------------       -------------

ASSETS:

Current Assets:
  Cash                                                                                     $ -                $ 58
                                                                                 --------------       -------------
Total Current Assets                                                                         -                  58
                                                                                 --------------       -------------

Other Assets:
  Notes Receivable                                                                           -                   -
                                                                                 --------------       -------------
Total Other Assets                                                                           -                   -
                                                                                 --------------       -------------

TOTAL ASSETS                                                                               $ -                $ 58
                                                                                 ==============       =============


LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities:
 Accounts payable                                                                          $ -            $254,198
 Accrued liabilities and interest                                                       15,778              16,800
 Notes payable                                                                         130,000             130,000
                                                                                 --------------       -------------
  Total Current Liabilities                                                            145,778             400,998
                                                                                 --------------       -------------

   Stockholders' Deficit:
     Common stock, par value $0.001; 100,000,000
       shares authorized; 3,930,250 shares issued and
       outstanding for 2003 and 2002 respectively                                        3,930               3,930
   Additional paid-in capital                                                          728,083             543,083
   Accumulated deficit during the development stage                                   (877,791)           (947,953)
                                                                                 --------------       -------------
Total Stockholders' Deficit                                                           (145,778)           (400,940)
                                                                                 --------------       -------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                                  $ -                $ 58
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



                                           BIO-AMERICAN CAPITAL CORP.
                                         (A Development Stage Company)
                                            Statements of Operations

                                                                                                    For the
                                                                                                     Period
                                                                                                  May 5, 1992
                                                              Year Ended                         (Inception) to
                                                               December 31,                       December 31,
                                                                 2003              2002               2003
                                                             -------------     -------------     ---------------
REVENUE:                                                              $ -               $ -                 $ -


EXPENSES:
   Provision for bad debt                                               -           130,000             583,432
   Amortization                                                         -                 -                 500
   Professional expenses                                            8,640             6,310              72,472
   Management fees                                                 45,000            60,000             295,000
   Other                                                            2,282             1,856               6,513
   Office expenses                                                  6,750             9,000              44,250
                                                             -------------     -------------     ---------------
Total Expenses                                                     62,672           207,166           1,002,167
                                                             -------------     -------------     ---------------
OTHER INCOME/ EXPENSES
  Interest income                                                       -                 -               3,372
  Interest expense                                                (13,000)          (10,000)            (23,000)
  Other expenses                                                        -                 -              (1,830)
                                                             -------------     -------------     ---------------
Total Other Income/Expenses                                       (13,000)          (10,000)            (21,458)
                                                             -------------     -------------     ---------------
Extraordinary income - debt forgiveness                           145,834                 -             145,834
                                                             -------------     -------------     ---------------
NET GAIN (LOSS)                                                  $ 70,162         $(217,166)         $ (877,791)
                                                             =============     =============     ===============

Net gain (loss) per share                                          $ 0.02           $ (0.05)
                                                             -------------     -------------
Weighted average shares outstanding                             3,930,250         3,930,250
                                                             =============     =============

   The accompanying notes are an integral part of these financial statements.



                                      BIO-AMERICAN CAPITAL CORP.
                                    (A Development Stage Company)
                                       Statements of Cash Flows

                                           Indirect Method


                                                                                                     For the
                                                                                                     Period
                                                                                                   May 5, 1992
                                                                Year Ended                        (Inception) to
                                                                 December 31,                     December 31,
                                                                   2003             2002              2003
                                                               -------------     ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                        $ 70,162        $(217,166)        $ (877,791)
   Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization                                                          -                -                500
    Stock issued for accrued liabilities                                  -                -             25,500
    Provision for bad debt                                                -          130,000            583,432
    Changes in assets and liabilities:
     (Decrease) Increase in accounts payable                       (254,198)          73,425                  -
     (Decrease) Increase in accrued liabilities                      (1,022)          13,700             15,778
                                                               -------------     ------------     --------------
   Total adjustments                                               (255,220)         217,125            625,210
                                                               -------------     ------------     --------------
Net Cash Used in Operating Activities                              (185,058)             (41)          (252,581)
                                                               -------------     ------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable                                                     -         (130,000)          (583,432)
     Incorporation costs                                                  -                -               (500)
                                                               -------------     ------------     --------------
Net Cash Used in Investing Activities                                     -         (130,000)          (583,932)
                                                               -------------     ------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Additional paid in cash                                        185,000                -            185,000
     Proceeds from sale of common stock                                   -                -            505,013
     Proceeds from notes payables                                         -          130,000            146,500
                                                               -------------     ------------     --------------
Net Cash Provided by Financing Activities                           185,000          130,000            836,513
                                                               -------------     ------------     --------------
(Decrease) Increase in cash                                             (58)             (41)                 -

Cash at beginning of period                                              58               99                  -
                                                               -------------     ------------     --------------
Cash at end of period                                                   $ -             $ 58                $ -
                                                               =============     ============     ==============

Supplemental Disclosures
 Cash paid during the year for:
     Interest                                                           $ -              $ -                $ -
                                                               -------------     ------------     --------------
     Taxes                                                              $ -              $ -                $ -
                                                               -------------     ------------     --------------

Noncash investing and financing activities:
 Issuance of common stock in exchange for
  for cancellation of note payable of $16,500 and
                                                               -------------     ------------     --------------
  accrued expenses of $25,500.                                          $ -         $ 42,000           $ 42,000
                                                               -------------     ------------     --------------
 Debt forgiveness of $145,834



   The accompanying notes are an integral part of these financial statements.


                                           BIO-AMERICAN CAPITAL CORP.
                                         (A Development Stage Company)
                             Statement of Changes in Stockholders' Equity (Deficit)

                                                                                               Deficit
                                                                                             Accumulated
                                                                               Additional     During the         Total
                                                        Common Stock            Paid-In        Development    Stockholders'
                                                    Shares         Amount       Capital         Stage            Equity
                                                  ------------    ----------   -----------   -------------    -------------

Balance - May 5, 1992                                       -           $ -           $ -             $ -              $ -
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1992                                 -             -             -               -                -
                                                  ------------    ----------   -----------   -------------    -------------
Issuance to Founders for Cash                          39,000            39         7,761               -            7,800
Net Loss                                                    -             -             -          (1,285)          (1,285)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1993                            39,000            39         7,761          (1,285)           6,515
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -          (2,732)          (2,732)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1994                            39,000            39         7,761          (4,017)           3,783
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -          (3,583)          (3,583)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1995                            39,000            39         7,761          (7,600)             200
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -            (185)            (185)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1996                            39,000            39         7,761          (7,785)              15
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -            (185)            (185)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1997                            39,000            39         7,761          (7,970)            (170)
                                                  ------------    ----------   -----------   -------------    -------------
Issuance of stock for cash - March 30, 1998           251,250           251         4,749               -            5,000
Issuance of stock for cash - December 11, 1998      1,500,000         1,500       477,513                          479,013
Issuance of stock for subscription agreement -
 - December 31, 1998                                   40,000            40        13,160               -           13,200
Net Loss                                                    -             -             -         (22,968)         (22,968)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1998                         1,830,250         1,830       503,183         (30,938)         474,075
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -        (538,147)        (538,147)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 1999                         1,830,250         1,830       503,183        (569,085)         (64,072)
                                                  ------------    ----------   -----------   -------------    -------------
Issuance of stock for debt forgiveness              2,100,000         2,100        39,900               -           42,000
Net Loss                                                    -             -             -         (80,893)         (80,893)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 2000                         3,930,250         3,930       543,083        (649,978)        (102,965)
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -         (80,809)         (80,809)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 2001                         3,930,250         3,930       543,083        (730,787)        (183,774)
                                                  ------------    ----------   -----------   -------------    -------------
Net Loss                                                    -             -             -        (217,166)        (217,166)
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 2002                         3,930,250         3,930       543,083        (947,953)        (400,940)
                                                  ------------    ----------   -----------   -------------    -------------
Additional paid in capital                                  -             -       185,000               -          185,000
Net Loss                                                    -             -             -          70,162           70,162
                                                  ------------    ----------   -----------   -------------    -------------
Balance - December 31, 2003                         3,930,250       $ 3,930      $728,083      $ (877,791)      $ (145,778)
                                                  ============    ==========   ===========   =============    =============


   The accompanying notes are an integral part of these financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

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

         Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has experienced significant losses from limited operations. The Company's current liabilities exceed current assets by $145,778, and the Company incurred net losses of $877,791.

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

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

Note 2 - Summary of Significant Accounting Policies: Continued
         -----------------------------------------------------

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

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


Note 3 -Note Payable
        ------------

         In anticipation of a proposed Plan and Agreement of Reorganization with Bright Star Resources, Inc. and its shareholders, the Company appointed Donald Walker, President of Bright Star Resources, as President of the Company. The Company authorized Mr. Walker to execute $130,000 in secured promissory notes (the "Notes") from non-affiliated parties with the proceeds to be used to purchase three (3) leases in the Raton Basin. The Notes were due October 14, 2002, with interest accrued at 10% interest plus the issuance of warrants to purchase 160,000 common shares at $.40 per share (the "Warrants"). The Company conditioned the execution of the Notes and issuance of the Warrants upon the execution of the Guaranty Agreement between Mr. Walker and the Company. This Receivable-Guaranty includes the amount of the Notes plus accrued interest though September 30, 2002. Subsequently the leases were not delivered as required by the security agreement and the lender has notified the Company that the loan is in default.

         In October 2002, the Company terminated the proposed Plan and Agreement of Reorganization with Bright Star Resources, Inc and its shareholders. The Company intends to rescind the Notes and Warrants due to the non-delivery of leases and termination of the failure of the Plan and Agreement of Reorganization.


Note 4 -Bad Debt
        --------

         Notes Receivable - Universal Alliance, Inc.

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

         Note Receivable - Donald Walker

         In July 2002, the Company authorized Donald Walker to execute $130,000 in secured promissory notes to purchase (3) three leases in Raton Basin conditioned upon the execution of a Guaranty Agreement between Mr. Walker and the Company. The leases were never purchased and the Company is seeking legal remedy to collect monies to payoff these promissory notes.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003




Note 5 -Commitment and Contingencies:
        ----------------------------

         Related Party Transactions  -Management Fee and Rental Lease

         Under a month-to-month agreement the Company has agreed to pay the president of the Company a management fee of $5,000 a month for services rendered. The Company also pays $750 a month for an office suite and all related expenses including receptionist, clerical and technical support, office supplies, postage, telephone and computer equipment under a month-to-month agreement. In October 2003, the Company stopped accruing management fees and office rental fees.

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

Note 7 - Change of Control
         -----------------

       On December 15, 2003, Mr. Ted Kozub acquired 2,100,00 shares of the Company's common stock, representing approxiamately 53% of the issued and outstanding shares of Company's common stock. In addition, Mr. Kozub was appointed the sole director and the president, treasurer, and secretary of the Company. As a result of these events, there has been a change of control of the Company.

Note 8 - Income Taxes (Continued):
         ------------------------


         Deferred tax assets
            Net operating loss carryforwards                   $877,791
            Valuation allowance for deferred tax assets        (877,791)
                                                               --------
         Net deferred tax assets                               $      -
                                                               ========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $877,791 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2113. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003



Note 9 - Capital Stock Transactions
         --------------------------

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

         Cancellation of Indebtedness:

         In May 2000, the president of the Company was issued 2,100,000 shares of common stock for $16,500 of notes payable, $1,582 in accrued interest, and $23,918 of accrued management fees and office expense. During 2003, the former Company's president forgave $145,834 in accrued management fees, office expense, and accrued interest.