Form 10QSB
period 2004-03-31
BIO AMERICAN CAPITAL CORP
filed 2004-05-14
CIK 908821

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the - quarterly period ended: March 31, 2004

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-20837


                           BIO-AMERICAN CAPITAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Nevada                        93-1118938
         ------------------------    ---------------------------------
         (State of Incorporation)    (IRS Employer Identification No.)


                498 Ellis Street - 2nd Floor
                Penticton, British Columbia             V2A 4M2
           ---------------------------------------     ----------
           (Address of principal executive office)     (Zip code)


       Registrant's telephone number, including area code: (250) 497-6072


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

         As of May 1, 2004, 31,569,682 shares of Common Stock were issued and outstanding.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                    CONTENTS
                           March 31, 2004 (unaudited)

 -----------------------------------------------------------------------------


                                                                    Page
 FINANCIAL STATEMENTS

     Balance Sheet                                                  F-1

     Statements of Operations                                       F-2

     Statements of Cash Flows                                       F-3

     Notes to Financial Statements                                  F-4

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                  (Unaudited)
                                                   March 31,       December 31,
                                                      2004             2003
                                                  ------------     ------------
ASSETS:

Current Assets:
  Cash                                            $       --       $       --
                                                  ------------     ------------
                                                          --               --
                                                  ------------     ------------

Capital Assets                                         465,069             --
                                                  ------------     ------------
                                                       465,069             --
                                                  ------------     ------------


TOTAL ASSETS                                      $    465,069     $       --
                                                  ============     ============

LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                $     41,652     $       --
  Accrued Liabilities                                   15,778           15,778
  Advances Payable                                     465,069             --
  Notes Payable                                        130,000          130,000
                                                  ------------     ------------
Total Current Liabilities                              652,499          145,778
                                                  ------------     ------------

Stockholders' Deficit:
     Common Stock, par value $0.001;
       100,000,000 shares authorized;
       28,930,250 and 3,930,250 shares
       issued and outstanding in 2003
       and 2002 respectively                             3,930            3,930
   Additional Paid-in Capital                          728,083          728,083
   Accumulated Deficit during the
     Development Stage                                (919,443)        (877,791)
                                                  ------------     ------------
Total Stockholders' Deficit                           (187,430)        (145,778)
                                                  ------------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT         $    465,069     $       --
                                                  ============     ============



               See accompanying notes to the financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                    For the
                                                                                    Period
                                                    Three Months Ended            May 5, 1992
                                                         March 31,               (Inception) to
                                               -----------------------------        March 31,
                                                   2004             2003              2004
                                               ------------     ------------     --------------
REVENUE:                                       $       --       $       --       $         --

EXPENSES:
   Provision for Bad Debt                              --               --              583,432
   Amortization                                        --               --                  500
   Professional Expenses                             41,652            6,500            114,124
   Management Fees                                     --             15,000            295,000
   Other                                               --                 22              6,513
   Office Expenses                                     --              2,250             44,250
                                               ------------     ------------     --------------
Total Expenses                                       41,652           23,772          1,043,819

OTHER INCOME/EXPENSES
   Interest Income                                     --               --                3,372
   Interest Expense                                    --               --              (23,000)
   Other Expenses                                      --               --               (1,830)
                                               ------------     ------------     --------------
Total Other Income/Expenses                            --               --              (21,458)
                                               ------------     ------------     --------------

Net loss from operations                            (41,652)         (23,772)        (1,065,277)
                                               ------------     ------------     --------------

Extraordinary income - debt forgiveness                --               --              145,834
                                               ------------     ------------     --------------

NET LOSS                                       $    (41,652)    $    (23,772)    $     (919,443)
                                               ============     ============     ==============

Net Loss Per Share                             $       --       $       --
                                               ============     ============

Weighted Average Shares Outstanding              12,083,583        3,930,250
                                               ============     ============


               See accompanying notes to the financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                       (Unaudited)
                                                                                         For the
                                                                                         Period
                                                         Three Months Ended            May 5, 1992
                                                              June 30,                (Inception) to
                                                    -----------------------------       March 31,
                                                        2004             2003              2004
                                                    ------------     ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $    (41,652)    $    (23,772)    $     (919,443)
Adjustments to reconcile net loss to net cash
  used in operating activities;
  Amortization                                              --               --                  500
  Stock issued for accrued liabilities                      --               --               25,500
  Provision for bad debts                                   --               --              583,432
  Changes in assets and liabilities:
     Increase (Decrease) in Accounts Payable              41,652           21,250             41,652
     Increase (Decrease)  in Accrued Liabilities            --              2,600             15,778
                                                    ------------     ------------     --------------
                                                          41,652           23,850            666,862
                                                    ------------     ------------     --------------
Net Cash Used in Operating Activities                       --                 78           (252,581)
                                                    ------------     ------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable                                                                       (583,432)
     Incorporation Costs                                    --               --                 (500)
                                                    ------------     ------------     --------------
Net Cash Used in Investing Activities                       --               --             (583,932)
                                                    ------------     ------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additional paid in cash                                 --               --              185,000
    Proceeds from Sale of Common Stock                      --               --              505,013
    Proceeds from Notes Payable                             --               --              146,500
                                                    ------------     ------------     --------------
Net Cash Provided by Financing Activities                   --               --              836,513
                                                    ------------     ------------     --------------

(Decrease) Increase in Cash                                 --                 78               --

Cash - Beginning of Period                                  --                 58               --
                                                    ------------     ------------     --------------

Cash - End of Period                                $       --       $        136     $         --
                                                    ============     ============     ==============

Supplemental Disclosures
  Cash paid during the year for:
       Interest                                     $       --       $       --       $         --
                                                    ============     ============     ==============
       Income taxes                                 $       --       $       --       $         --
                                                    ============     ============     ==============

Noncash investing and financing activities:
 Issuance of common stock in exchange for
   cancellation of note payable of $16,500
   and accrued expenses of $25,000
                                                    ------------     ------------     --------------
                                                    $       --       $       --       $       42,000
                                                    ============     ============     ==============

               See accompanying notes to the financial statements.

                        BIO-AMERICAN CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.    Presentation of Interim Information

      In the opinion of the management of Bio-American Capital Corporation, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the consolidated financial position as of March 31, 2004, and the consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.


2.    Going Concern

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $919,443.

      The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


3.    Merger between Bio-American Capital and Cheetah Oil and Gas, Ltd.

      In March 2004, Bio-American Capital and Cheetah Oil and Gas, Ltd., a British Columbia company, in which Bio-American Capital purchased all the outstanding shares of Cheetah Oil and Gas, Ltd., for 25,000,000 shares of its common stock making Cheetah Oil and Gas, Ltd. a wholly owned subsidiary. This transaction was accounted for by the purchase method of accounting. Also in April 2004, the Board of Directors of Bio-American approved a name change to Cheetah Oil and Gas Ltd to better reflect the Company's business pursuits. The name change is expected to become effective in late May 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company is in the development stage. During the first quarter, the Company consummated the acquisition of Cheetah Oil & Gas, Ltd, a British Columbia company, as a wholly owned subsidiary, for 25,000,000 shares of its common stock. The transaction was accounted for by the purchase method of accounting. Because Bio-American prior to the merger had minimal assets, liabilities and operations, the consolidated financial statements reflected in this Form 10-QSB are primarily the assets, liabilities and results of operations of the wholly owned subsidiary.

      During the first quarter ending March 31, 2004, the Company, on a consolidated basis, had no revenues. The Company incurred professional expenses of approximately $41,000 in connection with the change of management, the acquisition of Cheetah Oil & Gas, Ltd. and the reverse split, events which largely happened during the first quarter. As a result of these expenses and the lack of any income, the Company incurred a loss of approximately $41,000 during the quarter.

      During the quarter the Company issued 6,550,000 shares and after the quarter the Company issued 3,450,000 shares under the 2004 Performance Equity Plan for various consulting services.

      At March 31, 2004, the Company had no current assets and no working capital. The Company has an accumulated deficit of $919,000. Its capital assets are not liquid. The Company has never generated revenues. The future success of the Company is dependent on its ability to raise capital to conduct its exploration of various oil and gas concessions it has rights to in South-East Asia and to pay for operational expenses. The Company, including its subsidiary, has no sources of funding. The Company has no operating history by which investors or others can judge the potential efficacy of the Company. Therefore, locating and consummating a funding of the Company is highly problematic except for those very knowledgeable in the business of the Company or those willing to take exceptional risks. There is a going concern notation in the notes to the financial statements. Whether the Company will be able to continue in business is subject to many variables, and an investment in the Company is extraordinarily risky. Investors are likely to lose their entire investment.


ITEM 3 - Controls and Procedures.

      An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer. Based on that evaluation, he concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

         None


ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         None


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 19, 2004, the majority shareholder of the Company holding 2,100,000 shares, representing 53% of the outstanding common stock approved a 200 to 1 reverse split and change in authorized capital stock to 50,000,000 shares of common stock and adoption of the 2004 Performance Equity Plan for 10,000,000 shares.


ITEM 5:  OTHER INFORMATION

         None


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                31.1 - Section 302 Certification by CEO

                32.1 - Section 906 Certification by CEO

         (b)    Reports on Form 8-K:

         On January 5, 2004, the Company filed a Form 8-K, disclosing under Item 1, a change of control as a result of the purchase of 2,100,000 shares by the current president of the Company, Ted Kozub on December 15, 2003.

         On March 5, 2004, the Company filed a Form 8-K, disclosing under Item 2, the acquisition of Cheetah Oil & Gas, Ltd. by the issuance of 25,000,000 shares of common stock. This also represented a change of control of the Company upon the acquisition of the 25,000,000 by Georgina Martin, who also became a director of the Company. Ms. Martin has remained the president and director of Cheetah Oil & Gas, Ltd, the wholly owned subsidiary of the Company. This Form 8-K was amended on May 4, 2004, to file the consolidated financial statements of the Company and the historical financial statements of Cheetah Oil & Gas, Ltd. under Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BIO-AMERICAN CAPITAL CORP.

Dated:  May 13, 2004
                                            /S/ Ted Kozub
                                            -------------
                                            Ted Kozub
                                            President