Form 10QSB
period 2004-06-30
CHEETAH OIL & GAS LTD.
filed 2004-08-19
CIK 908821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                        Commission file Number: 000-26907


                             CHEETAH OIL & GAS LTD.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   93-1118938
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


                         Second Floor, 498 Ellis Street
                         Penticton, B.C. V2A 4M2 Canada
                    ----------------------------------------
                    (Address of principal executive offices)


                                  (250)497-6072
                           ---------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,169,682 common shares as at June 30, 2004

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                             CHEETAH OIL & GAS LTD.


                                      INDEX

                                                                      PAGE NO.
PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements                                  3

                    Consolidated Balance Sheets as of
                    June 30, 2004                                         4

                    Consolidated Statements of Stockholders'
                    Equity for the period ended June 30, 2004             5

                    Consolidated Statements of Operations
                    for the period ended June 30, 2004                    6

                    Consolidated Statements of Cash Flows
                    for the period ended June 30, 2004                    7

                    Notes to Consolidated Financial Statements            8

         Item 2     Plan of Operation                                    16

         Item 3     Controls and Procedures                              16


PART II. OTHER INFORMATION

         Item 1     Legal Proceedings                                    17

         Item 2     Changes in Securities and Small Business
                    Issuer Purchases of Equity Securities                17

         Item 3     Defaults Upon Senior Securities                      17

         Item 4     Submission of Matters to a Vote of
                    Security Holders                                     17

         Item 5     Other Information                                    17

         Item 6     Exhibits and Reports on Form 8K                      17


         SIGNATURES

                             CHEETAH OIL & GAS LTD.
                   (Formerly Bio-American Capital Corporation)
                        (An exploration stage enterprise)

                        Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                      (Unaudited - Prepared by management)

                                  June 30, 2004






    Index

    Consolidated Balance Sheets

    Consolidated Statements of Stockholders' Deficiency

    Consolidated Statements of Operations

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements


                             CHEETAH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                          Consolidated Balance Sheets
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)


                                                              June 30,        January 31,
                                                                2004             2004
                                                             -----------      -----------
ASSETS

Current assets
  Cash and cash equivalents                                  $   180,972      $      --
  Prepaid and deposits                                            63,938          194,438
                                                             -----------      -----------

Total current assets                                             244,910          194,438
                                                             -----------      -----------
Refundable deposits for petroleum prospecting licences           181,648          114,504
Oil and gas properties, unevaluated (Note 6)                   2,580,453        1,103,411
                                                             -----------      -----------

Total assets                                                 $ 3,007,011      $ 1,412,353
                                                             ===========      ===========

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                   $    16,601      $    58,087
  Advances payable - non-interest bearing
      unsecured and due on demand                                355,014          355,014
                                                             -----------      -----------

Total current liabilities                                        371,615          413,101
                                                             -----------      -----------

Minority interests                                                64,473             --
                                                             -----------      -----------

Commitments (Note 6)

STOCKHOLDERS' EQUITY

Share capital
  Common stock, $0.001 par value, authorized 50,000,000
     shares issued and outstanding: 35,169,682 shares             35,170           25,000

Additional paid in capital                                     2,726,320          975,076

Deficit accumulated during the exploration stage                (190,567)            (824)
                                                             -----------      -----------

Total stockholders' equity                                     2,570,923          999,252
                                                             -----------      -----------

Total liabilities and stockholders' equity                   $ 3,007,011      $ 1,412,353
                                                             ===========      ===========

   The accompanying notes are an integral part of these financial statements.


                             CHEETAH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                Consolidated Statements of Stockholders' Equity
        For the period from January 28, 2003 (inception) to June 30, 2004
                      (Unaudited - Prepared by Management)
                           (Expressed in US Dollars)

                                                                                                           Deficit
                                                                                                         accumulated       Total
                                                                    Common stock          Additional       during         Stock-
                                                              -------------------------     paid in      exploration      holders'
                                                                Shares        Amount        capital         stage         Equity
                                                              -----------   -----------   -----------    -----------    -----------
Initial capitalization as a result of reverse
 acquisition (Note 2)                                          25,000,000   $    25,000   $   (24,924)   $      --      $        76

10,000,000 shares allotted for services in connection with
  the application for petroleum prospecting licences                 --            --       1,000,000           --        1,000,000

Comprehensive income (loss)
 Net loss for the period                                             --            --            --             (824)          (824)
                                                              -----------   -----------   -----------    -----------    -----------

Balance, January 31, 2004                                      25,000,000        25,000       975,076           (824)       999,252

Shares issued for services in connection with the
  application for petroleum prospecting licences               10,000,000        10,000       (10,000)          --             --

Recapitalization to effect the acquisition of Cheetah Nevada       19,682            20       (15,798)          --          (15,778)

Shares issued for cash in April 2004                              150,000           150       750,139           --          750,289

Contribution received from a shareholder of the Company
  in connection with the acquisition of Scotia (Note 5)              --            --         604,492           --          604,492

Debts assumed by a shareholder of the Company                        --            --         422,411           --          422,411

Comprehensive income (loss)
 Net loss for the period                                             --            --            --         (189,743)      (189,743)
                                                              -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2004                                         35,169,682   $    35,170   $ 2,726,320    $  (190,567)   $ 2,570,923
                                                              ===========   ===========   ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             CHEETAH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                     Consolidated Statements of Operations
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)


                                            Cumulative from                                               January 28,
                                              January 28,            Three               Five                2003
                                                 2003               Months              Months            (inception)
                                            (inception) to           Ended               Ended                to
                                               June 30,            June 30,            June 30,           January 31,
                                                 2004                2004                2004                2004
                                            ---------------     ---------------     ---------------     ---------------
General and administrative expenses
  Accounting and legal                      $        45,685     $        14,714     $        45,685     $          --
  Office and miscellaneous                           37,319              36,495              36,495                 824
  Consulting fee                                     21,285              21,285              21,285                --
  Investor relations                                  9,588               9,588               9,588                --
  Property investigation and fees                    32,340              50,805              32,340                --
  Rental and communication                            7,324               7,324               7,324                --
  Salaries and benefit                               16,872              16,872              16,872                --
  Travel                                             21,054              21,054              21,054                --
                                            ---------------     ---------------     ---------------     ---------------

Operating expenses before other item               (191,467)           (178,137)           (190,643)               (824)
Other item                                              900                --                   900                --
                                            ---------------     ---------------     ---------------     ---------------

Net loss for the period                     $      (190,567)    $      (178,137)    $      (189,743)    $          (824)
                                            ===============     ===============     ===============     ===============

(Loss) per share,
 - basic and diluted                                            $         (0.01)    $         (0.01)    $         (0.00)
                                                                ===============     ===============     ===============

Weighted average number of
  common stock outstanding
 - basic and diluted                                                 34,146,056          31,643,065          25,000,000
                                                                ===============     ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                             CHEETAH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                     Consolidated Statements of Cash Flows
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)


                                                            Cumulative from                             January 28,
                                                              January 28,             Five                 2003
                                                                 2003                Months             (inception)
                                                            (inception) to            Ended                 to
                                                               June 30,             June 30,            January 31,
                                                                 2004                 2004                 2004
                                                            ---------------      ---------------      ---------------
Cash flows from (used in) operating activities
  Net loss for the period                                   $      (190,567)     $      (189,743)     $          (824)
  Change in other assets and liabilities (net of
    effect of acquisition of subsidiaries):
    - prepaid and deposits                                          (63,938)             130,500             (194,438)
    - refundable licences deposits                                 (114,504)                --               (114,504)
    - accounts payable and accrued liabilities                       34,843              (23,244)              58,087
    - minority interest                                              64,473               64,473                 --
                                                            ---------------      ---------------      ---------------

Net cash used in operating activities                              (269,693)             (18,014)            (251,679)
                                                            ---------------      ---------------      ---------------

Cash flows provided by financing activities
  Proceeds from issuance of common stock                            750,365              750,289                   76
  Advances payable                                                  355,014                 --                355,014
                                                            ---------------      ---------------      ---------------

Net cash provided by financing activities                         1,105,379              750,289              355,090
                                                            ---------------      ---------------      ---------------

Cash flows used in investing activities
  Oil ang gas properties                                           (254,821)            (151,410)            (103,411)
  Cash paid in connection with acquisition of Scotia
    net of cash received                                           (399,893)            (399,893)                --
                                                            ---------------      ---------------      ---------------

Net cash used in investing activities                              (654,714)            (551,303)            (103,411)
                                                            ---------------      ---------------      ---------------

Increase in cash and cash equivalents                               180,972              180,972                 --

Cash and cash equivalents, beginning of period                         --                   --                   --
                                                            ---------------      ---------------      ---------------

Cash and cash equivalents, end of period                    $       180,972      $       180,972      $          --
                                                            ===============      ===============      ===============

Non-cash activities
 - Contribution received from a shareholder of the
   Company in connection with the acquisition of Scotia                          $       604,492      $          --
 - Shares issued for services in connection with  the
    application for petroleum prospecting licences                                          --              1,000,000
 - Debts assumed and settled by a shareholder of
    the Company                                                                          422,411                 --
                                                                                 ---------------      ---------------

Total                                                                            $     1,026,903      $     1,000,000
                                                                                 ===============      ===============

   The accompanying notes are an integral part of these financial statements.

                            CHEETACH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                                 June 30, 2004
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)




1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operation for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operation for five months ended June 30, 2004, are not necessary indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contain in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003.

2.       Incorporation and Continuance of Operations

         These consolidated financial statements presented are those of Cheetah Oil & Gas Ltd., formerly Bio-American Capital Corporation ("Cheetah Nevada") and its wholly-owned subsidiaries, Cheetah Oil & Gas Ltd. ("Cheetah BC") and Cheetah Oil & Gas Limited ("Cheetah PNG"), and 85% owned Scotia Petroleum Inc. ("Scotia", see note 5). Collectively, they are referred to herein as "the Company".

         Cheetah BC was incorporated on January 28, 2003 in British Columbia, Canada under the name of Universal Data Corp. and changed its name to Cheetah Oil & Gas Ltd. effective December 11, 2003. Cheetah BC, an exploration stage enterprise, is in the business of acquiring, exploring and developing oil and gas properties in Papua New Guinea.

         Cheetah Nevada was incorporated in May 1992 under the laws of the State of Nevada, U.S.A. It has not conducted any business operations since May 2000 and changed its name to Cheetah Oil & Gas Ltd. effective May 26, 2004.

                             CHEETACH OIL & GAS LTD.
                   (Formerly Bio-American Capital Corporation)
                        (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                      (Unaudited - Prepared by Management)
                           (Expressed in U.S. Dollars)


2.       Incorporation and Continuance of Operations (continued)

         On March 5, 2004, Cheetah Nevada entered into an Acquisition Agreement ("Agreement"), whereby Cheetah Nevada issued 35,000,000 (post-consolidation) shares of its common stock in exchange for all of the issued and allotted common stock of Cheetah BC. In connection with this transaction, $130,000 debt owed by Cheetah Nevada was assumed and settled by a director. The stockholder owning majority of the outstanding voting securities of Cheetah Nevada approved a reverse split of common stock at the rate of one share of every 200 shares outstanding and thereafter increase the number of authorized shares of common stock to 50,000,000. Cheetah Nevada is a non-operating shell company and immediately prior to the Agreement, it had 19,682 (post-consolidation) shares of common stock issued and outstanding. The acquisition was accounted for as recapitalization of Cheetah BC because the shareholders of Cheetah BC controlled Cheetah Nevada after the acquisition. Cheetah BC was treated as the acquiring entity for accounting purposes and Cheetah Nevada was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Cheetah BC. The issued and allotted common stock of Cheetah BC prior to the completion of acquisition was restated to reflect the 35,000,000 (post-consolidation) common stock issued by Cheetah Nevada. The Company has an office in Nanamo, British Columbia, Canada.

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

                             CHEETACH OIL & GAS LTD.
                   (Formerly Bio-American Capital Corporation)
                        (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                      (Unaudited - Prepared by Management)
                           (Expressed in U.S. Dollars)


3.       Significant Accounting Policies

         (a)    Principles of Consolidation

                The consolidated financial statements include accounts of the Company and its subsidiaries Cheetah BC, Cheetah PNG and Scotia. All significant inter-company balances and transactions are eliminated.

         (b)    Accounting Estimates

                The preparation of consolidated financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

         (c)    Cash and Cash Equivalents

                Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

         (d)    Oil and Gas Properties

                The Company follows the full cost method of accounting for its oil and gas operations. Under this method, all cost incurred in the acquisition, exploration and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reverses.

                If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling", the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating cost, and an estimate of the value of unproved properties within the cost center.

                Costs of oil and gas properties are amortized using the unit-of-production method upon the commencement of production. The significant unevaluated properties are excluded from costs subject to depletion.

                As at June 30, 2004, the Company does not have any proved reserves.

                             CHEETACH OIL & GAS LTD.
                   (Formerly Bio-American Capital Corporation)
                        (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                      (Unaudited - Prepared by Management)
                           (Expressed in U.S. Dollars)


3.       Significant Accounting Policies   (continued)

         (e)    Advertising Expenses

                The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the five-month period ended June 30, 2004 and the period from January 28, 2003 (inception) to January 31, 2004.

         (f)    Earning (Loss) Per Share

                Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the five-month period ended June 30, 2004 because common stock equivalents consisting of warrants to acquire 150,000 common stock that are outstanding at June 30, 2004 are anti-dilutive, however, they may be dilutive in future.

         (g)    Foreign Currency Translation

                Monetary assets and liabilities denominated in foreign currencies are translated at the period-end exchange rates. Other assets and liabilities are translated at historical rates. Transactions occurring during the period are translated at rates in effect at the time of the transaction. The resulting foreign exchange gains and losses are included in operations.

         (h)    Stock-based Compensation

                The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

                             CHEETACH OIL & GAS LTD.
                   (Formerly Bio-American Capital Corporation)
                        (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                      (Unaudited - Prepared by Management)
                           (Expressed in U.S. Dollars)


3.       Significant Accounting Policies   (continued)

         (i)    New Accounting Pronouncements

                In January 2003, the Financial Accounting Standard Board released FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The adoption of FIN 46R does not have an impact on the Company's financial position or results of operations

                In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's consolidated financial statements.

                In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's consolidated financial statements.

                             CHEETACH OIL & GAS LTD.
                   (Formerly Bio-American Capital Corporation)
                        (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                      (Unaudited - Prepared by Management)
                           (Expressed in U.S. Dollars)


3.       Significant Accounting Policies   (continued)

         (i)    New Accounting Pronouncements   (continued)

                In a December 11, 2003 speech at the American Institute of Certified Public Accountants, the Securities and Exchange Commission ("SEC") expressed that rate-lock commitments represent written put options and, therefore, be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The adoption of SAF No. 105 does have an impact on the Company's consolidated financial statements.

                In April 2004, the FASB issued FASB Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129, "Disclosure of Information about Capital Structure," relating to contingently convertible securities ("FSP 129-1"). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in FSP 129-1 is effective April 2004 and applies to all existing and newly created securities. This pronouncement has no effect on the Company's consolidated financial statements.

4.       Acquisition of Cheetah Oil & Gas Ltd. ("Cheetah BC")

         On March 5, 2004, the Cheetah Nevada acquired 100% of the issued and allotted common stock of Cheetah BC. Cheetah Nevada was a non-operating shell company. This transaction resulted in the shareholders of Cheetah BC having effective control of the combined company (also see note 2). Accounting principles applicable to reverse acquisition recapitalization have been applied to record this transaction. Under this basis of accounting, Cheetah BC has been identified as acquirer and, accordingly, the combined company is considered to be continuation of the operations of Cheetah BC with the net liabilities of Cheetah Nevada deemed to have been assumed by Cheetah BC as follows:

         ---------------------------------------------------------------------
         Current assets                                            $        -
         Current liabilities                                          (15,778)
         ---------------------------------------------------------------------
         Net liabilities assumed                                   $  (15,778)
         =====================================================================

         Cheetah Nevada had no operations between January 1, 2004 and March 4, 2004.

                             CHEETACH OIL & GAS LTD.
                   (Formerly Bio-American Capital Corporation)
                        (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                      (Unaudited - Prepared by Management)
                           (Expressed in U.S. Dollars)


5.       Acquisition of Scotia Petroleum Inc. ("Scotia")

         On June 24, 2004, the Company completed the acquisition of 85% of the issued and outstanding common stock of Scotia, a company incorporated in British Columbia, Canada. The total consideration was $906,000 consisting of C$400,000 of cash and 256,315 shares of restricted common stock of the Company. The restricted stock was contributed by a shareholder of the Company.

         The fair value of net assets acquired are summarized as follows:

         ----------------------------------------------------------------------
         Cash                                                       $       91
         Refundable deposits for petroleum prospecting licences         57,168
         Oil and gas properties, unevaluated                         1,208,392
         Current liabilities                                          (359,652)
         ----------------------------------------------------------------------
                                                                    $  906,000
         ======================================================================

         Scotia is in the business of acquiring, exploring and developing oil and gas properties in Papua New Guinea. The operating results of Scotia from June 24, 2004 to June 30, 2004 are included in the consolidated statement of operations.

         The Company has an option to acquire an additional 14% of the issued and outstanding common stock of Scotia for a period of two years for $1,000,000.

6.       Oil and Gas Properties

         The Company, through its subsidiaries, obtained five (5) Petroleum Prospecting Licences (PPL) in Papua New Guinea: PPL#245, PPL#246, PPL#249, PPL#250 and PPL#252. These licences have an initial term of six years and will remain valid until the expiry date (between September 17, 2009 and April 9, 2010) subject to minimum work expenditures and accomplishments being made. The estimated exploration expenditures required are summarized as follows:

         ----------------------------------------------------------------------
         Year 2004 - 2005                                        $  17,000,000
         Year 2006 - 2007                                           34,600,000
         Year 2008 - 2010                                           43,700,000
         ----------------------------------------------------------------------
         Total                                                   $  95,300,000
         ======================================================================

         Subject to certain conditions being met under the Oil and Gas Act of Papua New Guinea, the licences can be extended beyond the original term of six years. Upon discovery of oil or gas, a Petroleum Retention Licence can be obtained under the Oil and Gas Act of Papua New Guinea.

                             CHEETACH OIL & GAS LTD.
                   (Formerly Bio-American Capital Corporation)
                        (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                      (Unaudited - Prepared by Management)
                           (Expressed in U.S. Dollars)


7.       Segmented Information

         The Company's business is considered as operating in one segment based upon the Company's organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company's assets by geographical location are as follows:

         ----------------------------------------------------------------------
                                            June 30, 2004     January 31, 2004
         ----------------------------------------------------------------------
         North America                      $     244,910     $        194,438
         Pupa New Guinea                        2,762,101            1,217,915
         ----------------------------------------------------------------------
         Total                              $   3,007,011     $      1,412,353
         ======================================================================

8.       Debts Settlement

         During the period, debts totalling $422,411 were assumed and settled by a shareholder of the Company. This amount was credited to additional paid in capital.

9.       Common Stock Transaction

         In April 2004, the Company completed a private placement by issuing 150,000 common stock and 150,000 share purchase warrants for total proceeds of $750,289. Each warrant entitles its holder to acquire one common stock of the Company at a price of $7.50 per share for a period of two years. The value allocated to the warrants was estimated at $207,460 using the fair value of the warrants assigned by the Black-Scholes Option Pricing Model, relative to the fair value of the related common stock issued. The value of the warrants was credited to additional paid in capital. The 150,000 common stock is restricted from trading until April 2005 and the securities issued pursuant to the exercise of warrants are restricted from trading for two years.

                               PLAN OF OPERATIONS

On June 24, 2004, Cheetah Oil & Gas Ltd.'s (the "Company") wholly owned subsidiary Cheetah Oil & Gas Ltd. (B.C.) entered into an acquisition agreement with the controlling shareholders of Scotia Petroleum Inc. ("Scotia") to acquire 31,518,829 Scotia common shares or an 85% controlling interest (of a total of 37,018,829 Scotia shares issued and outstanding). As consideration, Cheetah Oil & Gas Ltd. has paid the sum of $400,000 Canadian dollars to the selling Scotia shareholders. Cheetah Oil & Gas Ltd. (B.C.) has also acquired an option to purchase an additional 14%, or 5,000,000 shares, of the issued shares of Scotia for a period of two years for $1,000,000.

Scotia has become a majority controlled subsidiary of the Company. The principal assets of Scotia are two Petroleum Prospecting Licenses (PPL) - PPL #245 and PPL #246 - issued by the Minister of Petroleum Energy for Papua New Guinea. The licenses require Scotia to engage in exploratory and developmental activities by certain dates, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities. Scotia will be required to expend certain minimum amounts in respect of the licenses. The initial term of the licenses is six years.

The Company will be seeking financing and joint venture partners with a view to commencing exploration activities on its petroleum prospecting licenses in Papua New Guinea. The Company has clarified in its quarterly financial statements for the period ended June 30, 2004 that a total of 10,000,000 common shares of the Company were issued under the Company's S-8 registration statement in consideration for consulting services which were directly related to the Company obtaining its petroleum prospecting licenses in Papua New Guinea.

At June 30, 2004, the Company had current assets of $244,910 and working capital deficiency of $126,705. Its capital assets are not liquid. The Company has never generated revenues. The future success of the Company is dependent on its ability to raise capital to conduct its exploration of various oil and gas concessions it has rights to in South-East Asia and to pay for operational expenses. The Company, including its subsidiary, has no sources of funding. The Company has no operating history by which investors or others can judge the potential efficacy of the Company. Therefore, locating and consummating a funding of the Company is highly problematic except for those very knowledgeable in the business of the Company or those willing to take exceptional risks. There is a going concern notation in the notes to the financial statements. Whether the Company will be able to continue in business is subject to many variables, and an investment in the Company is extraordinarily risky. Investors are likely to lose their entire investment.


Item 3 - Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer. Based on that evaluation, he concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           None


Item 2     CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
           PURCHASES OF EQUITY SECURITIES

           None


Item 3     DEFAULTS UPON SENIOR SECURITIES

           None


Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


Item 5     OTHER INFORMATION

           None


Item 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  31      Section 302 Certification
                  32      Section 906 Certification

           (b)    Reports on Form 8-K

                  On July 8,  2004,  the  Company  filed a Form 8-K,  disclosing under Item 2, that the Company entered into an acquisition agreement with the controlling shareholders of Scotia Petroleum Inc. ("Scotia") to acquire 31,518,829 Scotia common shares or an 85% controlling interest (of a total of 37,018,829 Scotia shares issued and outstanding).

                  On July 21, 2004, the Company filed a Form 8-K, disclosing under item 4, that the Company has engaged new auditors, Moore Stephens Ellis Foster, as its independent accountants to audit its financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHEETAH OIL & GAS LTD.


Dated:  August 18, 2004                     Per:  /s/Ted Kozub
                                                  ----------------------
                                                  Ted Kozub,
                                                  C.F.O. and Director