Form 10QSB
period 2004-09-30
CHEETAH OIL & GAS LTD.
filed 2004-11-16
CIK 908821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,169,682 common shares as at September 30, 2004

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                             CHEETAH OIL & GAS LTD.


                                      INDEX


PART 1.  FINANCIAL INFORMATION                                       PAGE

         Item 1.   Financial Statements                                3

                   Consolidated Balance Sheets as of
                   September 30, 2004                                  4

                   Consolidated Statements of Stockholders'
                   Equity for the period ended
                   September 30, 2004                                  5

                   Consolidated Statements of Operations
                   for the period ended September 30, 2004             6

                   Consolidated Statements of Cash Flows
                   for the period ended September 30, 2004             7

                   Notes to Consolidated Financial Statements          8

         Item 2    Plan of Operation                                  16

         Item 3    Controls and Procedures                            16


PART II. OTHER INFORMATION

         Item 1    Legal Proceedings                                  17

         Item 2    Changes in Securities and Small Business
                   Issuer Purchases of Equity Securities              17

         Item 3    Defaults Upon Senior Securities                    17

         Item 4    Submission of Matters to a Vote of
                   Security Holders                                   17

         Item 5    Other Information                                  17

         Item 6    Exhibits and Reports on Form 8K                    17

         SIGNATURES                                                   18

CHEETAH OIL & GAS LTD.
                        (Formerly Bio-American Capital Corporation)
                        (An exploration stage enterprise)

                        Consolidated Financial Statements
                        (Expressed in U.S. Dollars)
                        (Unaudited - Prepared by management)

                        September 30, 2004






                        Index

                        Consolidated Balance Sheets

                        Consolidated Statements of Stockholders' Equity

                        Consolidated Statements of Operations

                        Consolidated Statements of Cash Flows

                        Notes to Consolidated Financial Statements


                             CHEETAH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                          Consolidated Balance Sheets
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)


                                                           September 30,      January 31,
                                                               2004              2004
                                                           -------------     -------------
ASSETS

Current assets
  Cash and cash equivalents                                $      46,124     $        --
  Prepaid and deposits                                            66,004           194,438
                                                           -------------     -------------

Total current assets                                             112,128           194,438
                                                           -------------     -------------

Refundable deposits for petroleum prospecting licences           185,347           114,504
Oil and gas properties, unevaluated (Note 6)                   2,709,952         1,103,411
                                                           -------------     -------------

Total assets                                               $   3,007,427     $   1,412,353
                                                           =============     =============

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                 $     141,593     $      58,087
  Advances payable - non-interest bearing
    unsecured and due on demand                                  366,484           355,014
                                                           -------------     -------------

Total current liabilities                                        508,077           413,101
                                                           -------------     -------------

Minority interests                                                64,473              --
                                                           -------------     -------------

Commitments (Note 6)

STOCKHOLDERS' EQUITY

Share capital
  Common stock, $0.001 par value,
    authorized 50,000,000 shares issued
    and outstanding: 35,169,682 shares                            35,170            25,000

Additional paid in capital                                     2,726,320           975,076

Deficit accumulated during the exploration stage                (326,613)             (824)
                                                           -------------     -------------

Total stockholders' equity                                     2,434,877           999,252
                                                           -------------     -------------

Total liabilities and stockholders' equity                 $   3,007,427     $   1,412,353
                                                           =============     =============


The accompanying notes are an integral part of these financial statements.


                             CHEETAH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                Consolidated Statements of Stockholders' Equity
     For the period from January 28, 2003 (inception) to September 30, 2004
                      (Unaudited - Prepared by Management)
                           (Expressed in US Dollars)



                                                                                               Deficit
                                                                                             accumulated       Total
                                                    Common stock             Additional        during          Stock-
                                             ---------------------------       paid in       exploration      holders'
                                               Shares          Amount          capital          stage          Equity
                                             -----------     -----------     -----------     -----------     -----------
Initial capitalization as a result
  of reverse acquisition (Note 2)             25,000,000     $    25,000     $   (24,924)    $      --       $        76

10,000,000 shares allotted for
  services in connection with the
  application for petroleum
  prospecting licences                              --              --         1,000,000            --         1,000,000

Comprehensive income (loss)
  Net loss for the period                           --              --              --              (824)           (824)
                                             -----------     -----------     -----------     -----------     -----------

Balance, January 31, 2004                     25,000,000          25,000         975,076            (824)        999,252

Shares issued for services in
  connection with the application
  for petroleum prospecting licences          10,000,000          10,000         (10,000)           --              --

Recapitalization to effect the
  acquisition of Cheetah Nevada                   19,682              20         (15,798)           --           (15,778)

Shares issued for cash in April 2004             150,000             150         750,139            --           750,289

Contribution received from a
  shareholder of the Company in
  connection with the acquisition of
  Scotia (Note 5)                                   --              --           604,492            --           604,492

Debts assumed by a shareholder of
  the Company                                       --              --           422,411            --           422,411

Comprehensive income (loss)
 Net loss for the period                            --              --              --          (325,789)       (325,789)
                                             -----------     -----------     -----------     -----------     -----------

Balance, September 30, 2004                   35,169,682     $    35,170     $ 2,726,320     $  (326,613)    $ 2,434,877
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

                             CHEETAH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                     Consolidated Statements of Operations
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)


                                            Cumulative from                                               January 28,
                                              January 28,            Three               Eight               2003
                                                 2003               Months              Months            (inception)
                                            (inception) to           Ended               Ended                to
                                             September 30,       September 30,       September 30,        January 31,
                                                 2004                2004                2004                2004
                                            ---------------     ---------------     ---------------     ---------------
General and administrative expenses
  Accounting and legal                      $        83,664     $        37,979     $        83,664     $          --
  Office and miscellaneous                           72,585              35,266              71,761                 824
  Consulting fee                                     28,031               6,746              28,031                --
  Investor relations                                 24,156              14,568              24,156                --
  Property investigation and fees                    32,340                                  32,340                --
  Rental and communication                           21,305              13,981              21,305                --
  Salaries and benefit                               45,600              28,728              45,600                --
  Travel                                             40,818              19,764              40,818                --
                                            ---------------     ---------------     ---------------     ---------------

Operating expenses before other item               (348,499)           (157,032)           (347,675)               (824)

Other item                                           21,886              20,986              21,886                --
                                            ---------------     ---------------     ---------------     ---------------

Net loss for the period                     $      (326,613)    $      (136,046)    $      (325,789)    $          (824)
                                            ===============     ===============     ===============     ===============

(Loss) per share, - basic
   and diluted                                                  $         (0.00)    $         (0.01)    $         (0.00)
                                                                ===============     ===============     ===============

Weighted average number of
  common stock outstanding
  - basic and diluted                                                35,169,682          33,019,478          25,000,000
                                                                ===============     ===============     ===============


The accompanying notes are an integral part of these financial statements.

                             CHEETAH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                     Consolidated Statements of Cash Flows
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)


                                                              Cumulative from                           January 28,
                                                                January 28,            Eight               2003
                                                                   2003               Months            (inception)
                                                              (inception) to           Ended                to
                                                               September 30,       September 30,        January 31,
                                                                   2004                2004                2004
                                                              ---------------     ---------------     ---------------
Cash flows from (used in) operating activities
  Net loss for the period                                     $      (326,613)    $      (325,789)    $          (824)
  Change in other assets and liabilities
    (net of effect of acquisition of
    subsidiaries):
    - prepaid and deposits                                            (66,004)            128,434            (194,438)
    - refundable licences deposits                                   (118,203)             (3,699)           (114,504)
    - accounts payable and accrued liabilities                        159,835             101,748              58,087
    - minority interest                                                64,473              64,473                --
                                                              ---------------     ---------------     ---------------

Net cash used in operating activities                                (286,512)            (34,833)           (251,679)
                                                              ---------------     ---------------     ---------------

Cash flows provided by financing activities
  Proceeds from issuance of common stock                              750,365             750,289                  76
  Advances payable                                                    366,484              11,470             355,014
                                                              ---------------     ---------------     ---------------

Net cash provided by financing activities                           1,116,849             761,759             355,090
                                                              ---------------     ---------------     ---------------

Cash flows used in investing activities
  Oil and gas properties                                             (384,320)           (280,909)           (103,411)
  Cash paid in connection with acquisition of Scotia
    net of cash received                                             (399,893)           (399,893)               --
                                                              ---------------     ---------------     ---------------

Net cash used in investing activities                                (784,213)           (680,802)           (103,411)
                                                              ---------------     ---------------     ---------------

Increase in cash and cash equivalents                                  46,124              46,124                --

Cash and cash equivalents, beginning of period                           --                  --                  --
                                                              ---------------     ---------------     ---------------

Cash and cash equivalents, end of period                      $        46,124     $        46,124     $          --
                                                              ===============     ===============     ===============

Non-cash activities
 - Contribution received from a shareholder of the
     Company in connection with the acquisition of Scotia                         $       604,492     $          --
 - Shares issued for services in connection with  the
     application for petroleum prospecting licences                                          --             1,000,000
 - Debts assumed and settled by a shareholder of
     the Company                                                                          422,411                --
                                                                                  ---------------     ---------------

Total                                                                             $     1,026,903     $     1,000,000
                                                                                  ===============     ===============


The accompanying notes are an integral part of these financial statements.

                            CHEETACH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                               September 30, 2004
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)
________________________________________________________________________________


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operation for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operation for eight months ended September 30, 2004, are not necessary indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contain in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2003.

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

                            CHEETACH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                               September 30, 2004
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)
________________________________________________________________________________


2.       Incorporation and Continuance of Operations (continued)

         On March 5, 2004, Cheetah Nevada entered into an Acquisition Agreement ("Agreement"), whereby Cheetah Nevada issued 35,000,000 (post-consolidation) shares of its common stock in exchange for all of the issued and allotted common stock of Cheetah BC. In connection with this transaction, $130,000 debt owed by Cheetah Nevada was assumed and settled by a director. The stockholder owning majority of the outstanding voting securities of Cheetah Nevada approved a reverse split of common stock at the rate of one share of every 200 shares outstanding and thereafter increase the number of authorized shares of common stock to 50,000,000. Cheetah Nevada is a non-operating shell company and immediately prior to the Agreement, it had 19,682 (post-consolidation) shares of common stock issued and outstanding. The acquisition was accounted for as recapitalization of Cheetah BC because the shareholders of Cheetah BC controlled Cheetah Nevada after the acquisition. Cheetah BC was treated as the acquiring entity for accounting purposes and Cheetah Nevada was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Cheetah BC. The issued and allotted common stock of Cheetah BC prior to the completion of acquisition was restated to reflect the 35,000,000 (post-consolidation) common stock issued by Cheetah Nevada. The Company has an office in Nanaimo, British Columbia, Canada.

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

                            CHEETACH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                               September 30, 2004
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)
________________________________________________________________________________


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

                As at September 30, 2004, the Company does not have any proved reserves.

                            CHEETACH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                               September 30, 2004
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)
________________________________________________________________________________


3.       Significant Accounting Policies   (continued)

         (e)    Advertising Expenses

                The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the eight-month period ended September 30, 2004 and the period from January 28, 2003 (inception) to January 31, 2004.

         (f)    Earning (Loss) Per Share

                Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the eight-month period ended September 30, 2004 because common stock equivalents consisting of warrants to acquire 150,000 common stock that are outstanding at September 30, 2004 are anti-dilutive, however, they may be dilutive in future.

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

         (h)    Stock-based Compensation

                The Company adopted the fair value method of accounting for stock-based compensation recommended by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

                            CHEETACH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                               September 30, 2004
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)
________________________________________________________________________________


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

                            CHEETACH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                               September 30, 2004
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)
________________________________________________________________________________


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


         Current assets                                 $       --
         Current liabilities                                 (15,778)
                                                        ------------

         Net liabilities assumed                        $    (15,778)
                                                        ============

         Cheetah Nevada had no operations between January 1, 2004 and March 4, 2004.

                            CHEETACH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                               September 30, 2004
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)
________________________________________________________________________________


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

         The fair value of net assets acquired are summarized as follows:

         Cash                                                     $       91
         Refundable deposits for petroleum prospecting licences       57,168
         Oil and gas properties, unevaluated                       1,208,392
         Current liabilities                                        (359,652)
                                                                  ----------
                                                                  $  906,000

         Scotia is in the business of acquiring, exploring and developing oil and gas properties in Papua New Guinea. The operating results of Scotia from June 24, 2004 to September 30, 2004 are included in the consolidated statement of operations.

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

         Year 2004 - 2005                                       $  17,000,000
         Year 2006 - 2007                                          34,600,000
         Year 2008 - 2010                                          43,700,000
                                                                -------------
         Total                                                  $  95,300,000

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

                            CHEETACH OIL & GAS LTD.
                  (Formerly Bio-American Capital Corporation)
                       (An exploration stage enterprise)

                   Notes to Consolidated Financial Statements
                               September 30, 2004
                      (Unaudited - Prepared by Management)
                          (Expressed in U.S. Dollars)
________________________________________________________________________________


7.       Segmented Information

         The Company's business is considered as operating in one segment based upon the Company's organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company's assets by geographical location are as follows:

                                      September 30, 2004     January 31, 2004
                                      ------------------     ----------------
         North America                $          107,080     $        194,438
         Papua New Guinea                      2,900,347            1,217,915
                                      ------------------     ----------------
         Total                        $        3,007,427     $      1,412,353
                                      ==================     ================

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

10.      Subsequent Events:

         On November 1, 2004 the Company reached a binding agreement with Grey Creek Petroleum Inc. in which the Company has acquired a 97.5% farm-in interest in two new Petroleum Prospecting Licenses (PPL) in Papua New Guinea being PPL # 257 and PPL # 258.

         Payment in full for the 97.5% farm-in interest in PPL #257 and PPL # 258 is 200,000 common shares of the Company. These shares are restricted under the provisions of Rule 144 and are not eligible to be traded in the marketplace at this time.

                               PLAN OF OPERATIONS

Cheetah Oil & Gas Ltd. (the "Company") is aggressively pursuing petroleum prospecting licenses and farm-in interests in petroleum prospecting licenses in Papua New Guinea. It is the Company's intention to accumulate a large and well positioned package of land in Papua New Guinea with exclusive petroleum prospecting licenses.

The licenses held by the Company and which the Company has farmed into require the Company to engage in exploratory and developmental activities by certain dates, including obtaining seismic data, drilling exploratory wells, drilling appraisal wells and conducting related activities. The Company will be required to expend certain minimum amounts in respect of all of the licenses. Each of the licenses have initial terms of six years.

The Company will be seeking financing and joint venture partners with a view to commencing exploration activities on its petroleum prospecting licenses in Papua New Guinea. The Company has retained 3D-Geo of Melbourne, Australia to assist with the Company's exploration and evaluation program. Interpretation of seismic data and structural and stratigraphic modeling is ongoing and has enhanced the Company's understanding of various of the areas under license. It is the Company's intention to identify potential exploration drill targets and to seek the participation of joint venture partners to assist with the financing and exploration.

At September 30, 2004, the Company had current assets of $112,128 and working capital deficiency of $395,949. Its capital assets are not liquid. The Company has never generated revenues. The future success of the Company is dependent on its ability to raise capital to conduct its exploration of various oil and gas concessions it has rights to in South-East Asia and to pay for operational expenses. The Company, including its subsidiary, has no sources of funding. The Company has no operating history by which investors or others can judge the potential efficacy of the Company. Therefore, locating and consummating a funding of the Company is highly problematic except for those very knowledgeable in the business of the Company or those willing to take exceptional risks. There is a going concern notation in the notes to the financial statements. Whether the Company will be able to continue in business is subject to many variables, and an investment in the Company is extraordinarily risky. Investors are likely to lose their entire investment.


Item 3 - Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer. Based on that evaluation, he concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

             None


Item 3       DEFAULTS UPON SENIOR SECURITIES

             None


Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None


Item 5       OTHER INFORMATION

             None


Item 6       EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits

                    31.1     Section 302 Certification of C.E.O.
                    31.2     Section 302 Certification of C.F.O.
                    32       Section 906 Certification

             (b)    Reports on Form 8-K

                    On September 3, 2004, the Company filed a Form 8-K/A, disclosing under item 4, that the Company has engaged new auditors, Moore Stephens Ellis Foster, as its independent accountants to audit its financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHEETAH OIL & GAS LTD.


Dated:  November 15, 2004              Per:  /s/Ted Kozub
                                             ------------------------------
                                             Ted Kozub, C.F.O. and Director