Form 10KSB
period 2004-12-31
CHEETAH OIL & GAS LTD.
filed 2005-04-08
CIK 908821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-26907

CHEETAH OIL & GAS LTD.
(Name of small business issuer in its charter)

Nevada	93-1118938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Second Floor, 498 Ellis Street, Penticton, BC	V2A 4M2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  250.497.6072

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

33,832,064 common shares @ $8.20(1) = $277,422,925

(1) Average of bid and ask closing prices on April 5, 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

35,429,814 common shares issued and outstanding as of April 5, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

No.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Cheetah" mean Cheetah Oil and Gas Ltd. and our subsidiaries, unless otherwise indicated.

Overview

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea. We were previously intending to enter into the businesses of a technology venture finance company to organize, capitalize, acquire and finance technology companies, and subsequent to that attempted to acquire certain resources leases in the Raton Basin. Due to the inability to run these businesses with a profit, the default on the obligations of certain parties and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of these businesses in prior years.

Corporate History

We were incorporated under the laws of the State of Nevada on May 5, 1992 under the name “Bio-American Capital Corporation”. As described below, on March 5, 2004 we acquired all of the issued and outstanding shares of Cheetah Oil & Gas Ltd., a private British Columbia company, in exchange for 25,000,000 shares of our common stock. Therefore, for accounting purposes, Cheetah Oil & Gas Ltd. was deemed to have acquired Bio American Capital Corporation. We changed our name to “Cheetah Oil & Gas Ltd.” by a Certificate of Amendment filed on May 25, 2004 with the Nevada Secretary of State.

Our common shares were quoted for trading on the OTCBB on December 8, 1998 under the symbol "BIAN". In October 1999, due to the change in Rule 15c2-11, we were reduced to trading in the “Pink Sheets’ because we did not have an effective Form 10-SB. In August 1999 our Form 10-SB became effective. A Form 211 application was accepted by the NASD Regulations, Inc. and our shares of common stock were quoted for trading on the OTCBB in June 2002. On May 25, 2004 our symbol changed to “COGL”.

Our Current Business

On March 5, 2004, we entered into an acquisition agreement with Georgina Martin, the sole shareholder of Cheetah Oil & Gas Ltd., a British Columbia company, for the acquisition of all the outstanding equity securities of Cheetah, being 100 shares of common stock, in exchange for 25,000,000 shares of our common stock. As a result of this transaction, Cheetah has become our wholly owned subsidiary. The principal assets of Cheetah were certain permits and licenses issued by the Minister of Petroleum and Energy for Papua New Guinea. The permits and licenses to be maintained require Cheetah to engage in exploratory and developmental activities by certain dates, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities.

As a result of the above acquisition, we changed our name to “Cheetah Oil & Gas Ltd.” by a Certificate of Amendment filed on May 25, 2004 with the Nevada Secretary of State.

On June 24, 2004, our wholly owned subsidiary Cheetah Oil & Gas Ltd. (B.C.) entered into an acquisition agreement with the controlling shareholders of Scotia Petroleum Inc. ("Scotia") to acquire 31,518,829 Scotia common shares or an 84% controlling interest (of a total of 37,018,829 Scotia shares issued and outstanding). As consideration, we paid the sum of $400,000 Canadian dollars to the selling Scotia shareholders. Cheetah Oil & Gas Ltd. (B.C.) has also acquired an option to purchase an additional 14%, or 5,000,000 shares, of the issued shares of Scotia for a period of two years for $1,000,000. On March 10, 2005 we exercised our option to acquire the additional Scotia shares, and as consideration for which we issued 142,000 restricted shares of common stock on March 17, 2005. As a result, Scotia has become our majority controlled subsidiary as we now hold 98.65% of the issued and outstanding shares of Scotia.

The principal assets of Scotia are two Petroleum Prospecting Licenses (PPL) - PPL #245 and PPL #246 - issued by the Minister of Petroleum Energy for Papua New Guinea. The licenses require Scotia to engage in exploratory and developmental activities by certain dates, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities. Scotia will be required to expend certain minimum amounts in respect of the licenses. PPL-245 covers a total of 2,501,750 acres and is located along the Northern coast of Papua New Guinea, adjacent to Cheetah's existing PPL-249. It straddles both the East and West Sepik sub-basins. Preliminary evaluation indicates both oil and gas seeps in parts of PPL-245. PPL-245 was originally issued on September 17, 2003 and will remain valid until September 17, 2009 subject to minimum work expenditures and accomplishments being made. Maximum forecast expenditures to retain this license in good standing for the 6 year period will be $18,900,000. PPL-246 covers 540,378 acres located in the south-central region of Papua New Guinea, located south of Cheetah's existing PPL-250. The property is within the Papuan Basin. The western part of PPL-246 is rated to be prospective with potential for Mesozoic petroleum systems. Potential reservoir rocks include Late Jurassic to Early Cretaceous deltaic to shallow marine sandstones. There is potential for gas accumulations in the western part of PPL-246 with additional potential for hydrocarbon accumulation in the foot-wall traps. PPL-246 was originally issued on October 15, 2003 and will remain valid until October 15, 2009 subject to minimum work expenditures and accomplishments being made. Maximum forecast expenditures to retain this license in good standing for the 6 year period will be $19,900,000.

In late October of 2004 we entered into an agreement with Grey Creek Petroleum Inc. pursuant to which we had the option to acquire a 97.5% farm-in interest in two further Petroleum Prospecting Licenses in Papua New Guinea, being PPL #257 and PPL #258. After review, we elected not to proceed with the agreement with Grey Creek.

We will be required to expend certain minimum amounts in respect of our permits and licenses. The initial term of the permits and licenses is six years. To maintain these assets, we will have to raise substantial additional capital. The failure to have the required capital at the times needed, and the ability to modify the agreements or extend the time periods, could result in their termination and the loss of their benefits to us.

As a result of the above acquisitions, we currently hold five petroleum prospecting licenses in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres. Our five Petroleum Prospecting Licenses are all located along the Northern Coast. We are now evaluating and exploring the oil and gas prospects over approximately 8.3 million acres in our five 100% owned license areas in Papua New Guinea. Our consultants produced an evaluation based on available existing survey and seismic data from historical operations on the licenses.

We have commissioned and received a resource and risk assessment of PPL #246 from 3D-GEO Inc. of Melbourne, Australia. As noted above, PPL #246 is held by our majority controlled subsidiary, Scotia Petroleum Inc. 3D Geo is a Melbourne, Australia based seismic-structural geology consulting firm. 3D Geo provides seismic/structural and tectonic interpretation, modeling, restoration and data collection services to the oil and gas industry worldwide. 3D Geo's particular geographic area of expertise is Australia and Southeast Asia. In addition, under PPL #246 we have obtained a Petroleum Retention License from the Minister of Petroleum Energy for Papua New Guinea, covering 40,000 acres.

We have established an office in Papua New Guinea which houses administrative and technical persons to carry on the exploration activities and to further liaison with Papua New Guinea Government Officials and other oil and gas industry participants. Our central management is carried on in British Columbia, Canada.

We have not discovered any oil or gas reserves on the properties over which we hold our licenses nor have we generated any revenue from operations.

Competitors

The oil and gas industry in Papua New Guinea is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable petroleum prospecting licenses in Papua New Guinea, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in the Papua New Guinea area and the presence of these competitors could adversely affect our ability to acquire additional licenses and necessary drilling equipment.

Governmental Regulations

Our oil and gas operations are subject to various federal and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

The properties over which we hold our licenses are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting licenses in Papua New Guinea. To date, execution of our business plan has largely focused on acquiring petroleum prospecting licenses in Papua New Guinea. We intend to establish a going forward exploration and development plan.

Employees

In addition to our directors and officers, we employ seven people in Papua, New Guinea. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We have a limited operating history which raises substantial doubt about our ability to continue as a going concern.

Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. There can be no assurance that our business plan will prove successful, and no assurance that we may be able to operate profitably, if at all.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

A portion of our interest in our properties may be lost if we are unable to obtain significant additional financing.

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost to exploration partners or our properties may be lost entirely. We have limited financial resources and no material cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. The method of financing employed by us to date results in increased dilution to the existing shareholders each time a private placement is conducted.

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any applicable agreements. Although historically we have announced additional financings to proceed with the development of some of our previous properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favourable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of such properties.

Due to the losses incurred since inception, our stockholders’ deficiencies and lack of revenues, there is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders’ deficiency, and lack of revenues.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we require further funds to finance the development of our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

We will require substantial funds to enable us to decide whether our properties contain commercial oil and gas deposits and whether they should be brought into production, and if we cannot raise the necessary funds we may never be able to realize the potential of our properties.

Our decision as to whether our properties contain commercial oil and gas deposits and should be brought into production will require substantial funds and depend upon the results of exploration programs and feasibility studies and the recommendations of duly qualified engineers, geologists, or both. This decision will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies, and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control. If we are unable to raise the funds necessary to properly evaluate our properties, then we may not be able to realize any potential of our properties.

We have licenses in respect of our properties, but our properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title searches, and are subject to a governmental right of participation, resulting in a possible claim against any future revenues generated by such properties.

We have licenses with respect to our oil and gas properties and believe our interests are valid and enforceable. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Further, the properties are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. Additionally, the land upon which we hold oil and gas leases may not have been surveyed; therefore, the precise area and location of such interests may be subject to challenge. If the interests in our properties is challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

Some of our projects our located in Papua, New Guinea where mining exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

Certain projects in which we have interests are located in Papua, New Guinea. Mineral exploration activities in Papua, New Guinea may be affected in varying degrees by political instabilities and government regulations relating to the mining industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and mine safety. The status of New Guinea as a developing country may make it more difficult for us to obtain any required financing for our projects. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring New Guinea political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the New Guinea economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of New Guinea fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

Our accounts are subject to currency fluctuations which may periodically affect our financial position and results.

We maintain our accounts in US and Canadian currencies and make certain payments in the currency of Papua, New Guinea and are therefore subject to currency fluctuations and such fluctuations may periodically affect our financial position and results. We do not engage in currency hedging activities.

We may not be able to manage the significant strains that future growth may place on our administration infrastructure, systems and controls.

In the event our properties commence production, we could experience rapid growth in revenues, personnel, complexity of administration and in other areas. There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems, and controls. If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

The loss of Garth Braun would have an adverse impact on future development and could impair our ability to succeed.

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including our President, Mr. Garth Braun, also one of our directors. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees although we have applied for such insurance for Mr. Braun. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

Our management currently engages in other oil and gas businesses and, as a result, conflicts could arise.

In addition to their interest in our company, our management currently engages, and intends to engage in the future, in the oil and gas business independently of our company. As a result, conflicts of interest between us and management of our company might arise.

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

Our shares of common stock are currently publicly traded on the OTC Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our shares of common stock has been subject to wide fluctuations. Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our shares of common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our shares of common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Risks Relating to the Industry

As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. There can be no assurance that we will establish commercial discoveries on any of our properties.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to world-wide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas properties for drilling operations and necessary drilling equipment, as well as for access to funds. There can be no assurance that the necessary funds can be raised or that any projected work will be completed. There are other competitors that have operations in the properties in Papua New Guinea and the presence of these competitors could adversely affect our ability to acquire additional property interests.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Risks Associated with Drilling

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Papua, New Guinea or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

Item 2.	Description of Property.

We operate from our offices at Second Floor, 498 Ellis Street, Penticton, British Columbia Canada V2A 4M2 and Ground Floor, Unit 5, Pacific View Apartments, Perth Street, Korobosea, NCD, Port Moresby, Papua New Guinea. Our space at 498 Ellis Street, Penticton, British Columbia is currently provided on a rent free basis by Mr. Ted Kozub, a director of our company. We are not a party to any lease. Management believes that our current office space will need to be expanded during 2005.

We currently hold five petroleum prospecting licenses in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc. licenses in Papua New Guinea, which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres. Our five petroleum prospecting licenses are all located along the Northern Coast.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares were quoted for trading on the OTCBB on December 8, 1998 under the symbol "BIAN". In October 1999, due to the change in Rule 15c2-11, we were reduced to trading in the “Pink Sheets” because we did not have an effective From 10-SB. In August 1999 our Form 10-SB became effective. A Form 211 application was accepted by the NASD Regulations, Inc. and our shares of common stock were quoted for trading on the OTCBB in June 2002 under the symbol “BIAN”. On May 25, 2004 our symbol changed to “COGL”. The following quotations obtained from yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)

Quarter Ended	High	Low
December 31, 2004	$8.75	$7.10
September 30, 2004	$10.12	$7.00
June 30, 2004(2)	$10.05	$6.05

March 31, 2004	$102.00	$0.50
December 31, 2003	$10.00	$10.00
September 30, 2003	$10.00	$10.00
June 30, 2003	$12.00	$6.00
March 31, 2003	$14.00	$6.00

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) Our shares started trading under our new symbol, COGL on May 25, 2004.

Our common shares are issued in registered form. Atlas Stock Transfer, 5899 South State Street, Salt Lake City, Utah 8410, (Telephone: 801.266.7151; Facsimile: 801.262.0907) is the registrar and transfer agent for our common shares. On April 5, 2005, the shareholders' list of our common shares showed 136 registered shareholders and 35,429,814 shares outstanding.

Recent Sales of Unregistered Securities

In April 2004 we completed a private placement of 150,000 shares of common stock and 150,000 stock purchase warrants for total proceeds of $750,288. Each stock purchase warrant entitles the holder to acquire one share of common stock of our company at a price of $7.50 per share for a period of two years. On March 15, 2005, we issued 55,467 shares of common stock upon the exercise of stock purchase warrants that we issued as part of the private placement. We relied on the exemptions from registration provided by Regulation S of the Securities Act of 1933.

On March 17, 2005 we issued 142,000 shares of common stock at $7.04 per share as payment for an additional 13.51% interest in Scotia. We relied on the exemptions from registration provided by Regulation S of the Securities Act of 1933.

On March 17, 2005, we issued 55,165 common stock in connection with debt settlement of $357,196 on December 31, 2004. We relied on the exemptions from registration provided by Regulation S of the Securities Act of 1933.

Equity Compensation Plan Information

As at December 31, 2004 we have one compensation plan in place, entitled 2004 Performance Equity Plan. This plan has not been approved by our security holders.

Number of Securities that have been issued under the Plan	Weighted-Average exercise price	Number of securities remaining available for further issuance
10,000,000	Nil	Nil

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2004.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on May 5, 1992. We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea. We were previously intending to enter into the businesses of a technology venture finance company to organize, capitalize, acquire and finance technology companies, and subsequent to that attempted to acquire certain resources leases in the Raton Basin. Due to the inability to run these businesses with a profit, the default on the obligations of certain parties and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of these businesses in prior years.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to explore for petroleum and natural gas in the country of Papua New Guinea. Currently we hold five petroleum prospecting licences in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres.

The licenses held by us and which we have farmed into require us to engage in exploratory and developmental activities by certain dates, including obtaining seismic data, drilling exploratory wells, drilling appraisal wells and conducting related activities. We will be required to expend certain minimum amounts in respect of all of the licenses. Each of the licenses has an initial term of six years.

We will require additional funds to implement our growth strategy in our oil and gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the eleven month period ended December 31, 2004 was $1,296,204.

In order to proceed with our plans we raised funds by way of a private placements of equity securities in our company. The offering consisted of 150,000 shares of common stock and 150,000 stock purchase warrants at a price of $5.00 per share for gross proceeds of $750,288. We closed the private placement in April, 2004. Subsequently, we received a further $416,000 on the exercise of 55,467 of the stock purchase warrants. The net proceeds received were used as working capital to allow us to finance our commitments under our licences.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our licenses, as follows:

Estimated Funding Required During the Next Twelve Months

Prospect Development & Seismic	$7,875,000

Drilling & Development	$5,000,000
Offering Costs & Expenses	$1,125,000
General Corporate Expenses	$1,000,000
N/A
Total	$15,000,000

As at December 31, 2004, we had $150,061 in current liabilities. Our financial statements report a net loss of $464,498 for the cumulative period from January 28, 2003 to December 31, 2004 compared to a net loss of $812 for the period from January 28, 2003 to January 31, 2004. Our losses increased in part as a result of an overall increase in all expense categories during the eleven month period ended December 31, 2004 as we were actively involved in the oil and gas business, as compared to the period from January 28, 2003 to January 31, 2004 when we had ceased operations of a technology venture finance company.

Our total liabilities as of December 31, 2004 were $150,061, as compared to total liabilities of $298,563 as at January 31, 2004. The decrease was due to the decrease in advance payable (from $297,751 as at January 31, 2004 to $Nil as at December 31, 2004). In April 2004 we issued 150,000 shares of common stock and 150,000 stock purchase warrants for total proceeds of $750,288.

During the cumulative period from January 28, 2003 to December 31, 2004 we spent $2,404,046 on exploration and acquisition of our oil and gas properties. Of this amount, $1,890,851 was attributable to acquisitions costs, and $513,195 was attributable to exploration costs.

On March 10, 2005, we entered into a private placement term sheet with a financing agent. The private placement will consist of 3,000,000 units at $5 per unit. Each unit will consist of one common stock and 1/5th of a stock purchase warrant. Each stock purchase warrant entitles the holder to acquire one share of common stock of our company at a price of $7 per share for one year following registration of the underlying shares. A further 1,000,000 units at $5 per unit will be provided for an over-subscription. The agent will receive 6.5% of gross proceeds of this private placement as commission. An additional 1% finder’s fee will be paid based on the gross proceeds of the 1st 3,000,000 units of this private placement. An initial engagement fee of $50,000 was paid to the agent in February 2005 by the issuance of 7,500 shares of common stock of our company at $6.67 per share.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting licenses in Papua New Guinea. To date, execution of our business plan has largely focused on acquiring petroleum prospecting licenses in Papua New Guinea. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending December 31, 2005.

Employees

In addition to our directors and officers we also have seven employees in Papua, New Guinea. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on our consolidated financial statements.

In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on our consolidated financial statements, as we do not have any exchanges of nonmonetary assets.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for us as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have an impact on our consolidated financial statements.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We follow the full cost method of accounting for its oil and gas operations. Under this method, all cost incurred in the acquisition, exploration and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reverses.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling”, the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating cost, and an estimate of the value of unproved properties within the cost center.

Costs of oil and gas properties are amortized using the unit-of-production method upon the commencement of production. The significant unevaluated properties are excluded from costs subject to depletion.

As at December 31, 2004, we do not have any proved reserves.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $464,498 since inception through December 31, 2004.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated March 18, 2005

Consolidated Balance Sheets as at December 31, 2004 and January 31, 2004

Consolidated Statements of Stockholders’ Equity for period from January 28, 2003 (inception) to December 31, 2004

Consolidated Statements of Operations from January 28, 2003 (inception) to December 31, 2004, for the eleven months ended December 31, 2004 and from January 28, 2003 (inception) to January 31, 2004.

Consolidated Statements of Cash Flows from January 28, 2003 (inception) to December 31, 2004, for the eleven months ended December 31, 2004 and from January 28, 2003 (inception) to January 31, 2004.

Notes to the Consolidated Financial Statements

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

December 31, 2004 and January 31, 2004

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

MOORE STEPHENS

ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC Canada	V6J 1G1

Telephone: (604) 737-8117 Facsimile: (604) 714-5916

Website:	www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CHEETAH OIL & GAS LTD.

(formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

We have audited the consolidated balance sheets of Cheetah Oil & Gas Ltd. (formerly Bio-American Capital Corporation, an exploration stage enterprise) (“the Company”) as at December 31, 2004 and January 31, 2004, and the related consolidated statements of stockholders’ equity, operations and cash flows for the period from January 28, 2003 (inception) to January 31, 2004, for the period from February 1, 2004 to December 31, 2004 and for the cumulative period from January 28, 2003 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and January 31, 2004, and the results of its operations and its cash flows for the period from January 28, 2003 (inception) to January 31, 2004, for the period from February 1, 2004 to December 31, 2004 and for the cumulative period from January 28, 2003 (inception) to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“MOORE STEPHENS ELLIS FOSTER LTD.”
March 18, 2005	Chartered Accountants

MSEFA partnership of incorporated professionals

An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited
- members in principal cities throughout the world

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2004 and January 31, 2004
(Expressed in U.S. Dollars)
	December 31,	January 31,
	2004	2004
ASSETS
Current assets
Cash and cash equivalents	$151,076	$76
Prepaid and deposits	11,006	226,451

Total current assets	162,082	226,527

Refundable deposits for petroleum prospecting licences	162,544	62,000
Equipment (Note 5)	91,052	-
Oil and gas properties, unevaluated (Note 6)	2,404,046	1,009,300

Total assets	$2,819,724	$1,297,827

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$79,590	$812
Advances payable – related parties (Note 10(c))	70,471	-
Advances payable – non-interest bearing
unsecured and due on demand	-	297,751

Total current liabilities	150,061	298,563

Commitments (Notes 6 and 11(a))

STOCKHOLDERS' EQUITY
Share capital
Common stock, $0.001 par value, authorized 50,000,000 shares
issued and outstanding: 35,019,682 shares	35,020	25,000

Additional paid in capital	1,932,853	975,076

Subscriptions received (Note 11(c))	1,166,288	-

Deficit accumulated during the exploration stage	(464,498)	(812)
		.
Total stockholders' equity	2,669,663	999,264

Total liabilities and stockholders' equity	$2,819,724	$1,297,827

The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 28, 2003 (inception) to December 31, 2004
(Expressed in US Dollars)
					Deficit
					accumulated	Total
			Additional		during	Stock-
	Common stock		paid in	Subscriptions	exploration	holders’
	Shares	Amount	capital	received	stage	Equity

Initial capitalization as a result of reverse acquisition (Note 1)	25,000,000	$25,000	$(24,924)	$-	$-	$76
10,000,000 shares allotted for services in connection with the application for petroleum prospecting licences	-	-	1,000,000	-	-	1,000,000
Net loss for the period	-	-	-	-	(812)	(812)
Balance, January 31, 2004	25,000,000	25,000	975,076	-	(812)	999,264
Shares issued for services in connection with the application for petroleum prospecting licences	10,000,000	10,000	(10,000)	-	-	-
Recapitalization to effect the acquisition of Cheetah Nevada	19,682	20	(15,798)	-	-	(15,778)
Contribution received from a shareholder of the company in connection with the acquisition of Scotia (Note 4)	-	-	604,315	-	-	604,315
Debt settlement (Note 11(d))	-	-	357,196	-	-	357,196
Subscriptions received (Note 11(c))	-	-	-	1,166,288	-	1,166,288
Stock-based compensation (Note 9(b))	-	-	22,064	-	-	22,064
Net loss for the period	-	-	-	-	(463,686)	(463,686)

Balance, December 31, 2004	35,019,682	$35,020	$1,932,853	$1,166,288	$(464,498)	$2,669,663

The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	Cumulative		January 28,
	January 28,	Eleven	2003
	2003	Months	(inception)
	(inception) to	Ended	to
	December 31,	December 31,	January 31,
	2004	2004	2004

General and administrative expenses
Accounting and legal	$123,474	$122,662	$812
Depreciation	9,646	9,646	-
Application fees and permits	47,298	47,298	-
Consulting fee	35,042	35,042	-
Office and miscellaneous	29,156	29,156	-
Investor relations and shareholder information	110,048	110,048	-
Rental and communication	40,888	40,888	-
Salaries and benefit	15,717	15,717	-
Stock-based compensation (Note 9(b))	22,064	22,064	-
Travel	60,848	60,848	-

Loss before minority interests	(494,181)	(493,369)	(812)

Minority interests	29,683	29,683	-

Net loss for the period	$(464,498)	$(463,686)	$(812)

Loss per share,
- basic and diluted		$(0.01)	$(0.00)

Weighted average number of
common stock outstanding
- basic and diluted		33,015,047	25,000,000

The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative
	January 28,	Eleven	January 28,
	2003	Months	2003
	(inception) to	Ended	(inception) to
	December 31,	December 31,	January 31,
	2004	2004	2004

Cash flows from (used in) operating activities
Net loss for the period	$(464,498)	$(463,686)	$(812)
Items not involving cash
- depreciation	12,862	12,862	-
- stock-based compensation	22,064	22,064	-
Change in other assets and liabilities (net of
effect of acquisition of subsidiaries):
- prepaid and deposits	(11,006)	215,445	(226,451)
- refundable licences deposits	(95,400)	(33,400)	(62,000)
- accounts payable and accrued liabilities	50,692	49,880	812

Net cash used in operating activities	(485,286)	(196,835)	(288,451)

Cash flows from financing activities
Issuance of common stock and subscriptions
received	1,166,364	1,166,288	76
Advances payable	427,667	129,916	297,751

Net cash from financing activities	1,594,031	1,296,204	297,827

Cash flows used in investing activities
Purchase of equipment	(100,698)	(100,698)	-
Oil and gas properties	(524,299)	(514,999)	(9,300)
Cash paid in connection with acquisition of Scotia
net of cash received	(332,672)	(332,672)	-

Net cash used in investing activities	(957,669)	(948,369)	(9,300)

Increase in cash and cash equivalents	151,076	151,000	76

Cash and cash equivalents, beginning of period	-	76	-

Cash and cash equivalents, end of period	$151,076	$151,076	$76

Non-cash activities
- Contribution received from a shareholder of the
Company in connection with the acquisition of Scotia		$604,315	$-
- Shares issued for services in connection with the
application for petroleum prospecting licences		-	1,000,000
- Debt settlement		357,196	-

Total		$961,511	$1,000,000

The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

1.	Incorporation and Continuance of Operations

These consolidated financial statements presented are those of Cheetah Oil & Gas Ltd., formerly Bio-American Capital Corporation (“Cheetah Nevada”) and its wholly-owned subsidiaries, Cheetah Oil & Gas Ltd. (“Cheetah BC”) and Cheetah Oil & Gas Limited (“Cheetah PNG”), and 85% owned Scotia Petroleum Inc. (“Scotia”, see note 4). Collectively, they are referred to herein as “the Company”.

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

On March 5, 2004, Cheetah Nevada entered into an Acquisition Agreement (“Agreement”), whereby Cheetah Nevada issued 35,000,000 (post-consolidation) shares of its common stock in exchange for all of the issued and allotted common stock of Cheetah BC. In connection with this transaction, $130,000 debt owed by Cheetah Nevada was assumed and settled by a director. The stockholder owning a majority of the outstanding voting securities of Cheetah Nevada approved a reverse split of common stock at the rate of one share of every 200 shares outstanding and thereafter increased the number of authorized shares of common stock to 50,000,000. Cheetah Nevada is a non-operating shell company and immediately prior to the Agreement, it had 19,682 (post-consolidation) shares of common stock issued and outstanding. The acquisition was accounted for as recapitalization of Cheetah BC because the shareholders of Cheetah BC controlled Cheetah Nevada after the acquisition. Cheetah BC was treated as the acquiring entity for accounting purposes and Cheetah Nevada was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Cheetah BC. The issued and allotted common stock of Cheetah BC prior to the completion of acquisition was restated to reflect the 35,000,000 (post-consolidation) common stock issued by Cheetah Nevada. The Company has an office in Nanaimo, British Columbia, Canada.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any revenue and requires additional funds to maintain its operations. Management’s plans in this regard are to raise equity financing as required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies
	(a)	Principles of Consolidation

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

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling”, the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating cost, and an estimate of the value of unproved properties within the cost center.

Costs of oil and gas properties are amortized using the unit-of-production method upon the commencement of production. The significant unevaluated properties are excluded from costs subject to depletion.

As at December 31, 2004, the Company does not have any proved reserves.

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)
	(e)	Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the declining-balance method. Equipment is recorded at cost. Depreciation is provided using the following rates:

	Office furniture and equipment		15%
	Vehicles	30%
(f)	Long-lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

(g)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of December 31, 2004 and January 31, 2004, the Company had no asset retirement obligation.

(h)	Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the eleven months ended December 31, 2004 and the period from January 28, 2003 (inception) to January 31, 2004.

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)
	(i)	Earning (Loss) Per Share

Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equal to the basic loss per share for the eleven months ended December 31, 2004 because common stock equivalents consisting of stock purchase warrants of 94,533 and stock options of 50,000 that were outstanding at December 31, 2004 were anti-dilutive, however, they may be dilutive in the future.

(j)	Foreign Currency Translation

Cheetah Nevada uses the United States Dollars as its functional currency. Cheetah BC and Scotia use the Canadian Dollars as their functional currency. Cheetah PNG uses the Papua New Guinea Kinas as its functional currency.

Monetary assets and liabilities denominated in foreign currencies are translated into United States Dollar at the period-end exchange rates. Other assets and liabilities are translated at historical rates. Transactions occurring during the period are translated at rates in effect at the time of the transaction. The resulting foreign exchange gains and losses are included in operations.

(k)	Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, refundable deposits, accounts payable and accrued liabilities and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the United States Dollar.

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)
	(l)	Income taxes

The Company adopted SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

(m)	Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

(n)	New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have an impact on the Company’s consolidated financial statements.

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

2.	Significant Accounting Policies (continued)
(n) New Accounting Pronouncements (continued)

In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on the Company’s consolidated financial statements, as the Company does not have any exchanges of nonmonetary assets

3.	Acquisition of Cheetah Oil & Gas Ltd. (“Cheetah BC”)

On March 5, 2004, the Cheetah Nevada acquired 100% of the issued and allotted common stock of Cheetah BC. Cheetah Nevada was a non-operating shell company. This transaction resulted in the shareholders of Cheetah BC having effective control of the combined company (note 1). Accounting principles applicable to reverse acquisition recapitalization have been applied to record this transaction. Under this basis of accounting, Cheetah BC has been identified as acquirer and, accordingly, the combined company is considered to be continuation of the operations of Cheetah BC with the net liabilities of Cheetah Nevada deemed to have been assumed by Cheetah BC as follows:

Current assets	$-
Current liabilities	(15,778)
Net liabilities assumed	$(15,778)

Cheetah Nevada had no operations between January 1, 2004 and March 4, 2004.

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

4.	Acquisition of Scotia Petroleum Inc. (“Scotia”)

On June 24, 2004, the Company completed the acquisition of 85% of the issued and outstanding common stock of Scotia, a company incorporated in British Columbia, Canada. The total consideration was $906,000 consisting of $301,685 of cash and 256,315 shares of restricted common stock of the Company. The restricted stock was contributed by a shareholder of the Company.

The fair value of net assets acquired are summarized as follows:

Cash	$91
Refundable deposits for petroleum prospecting licences	57,168
Oil and gas properties, unevaluated	859,912
Current liabilities	(11,171)
$906,000

Scotia is in the business of acquiring, exploring and developing oil and gas properties in Papua New Guinea. The operating results of Scotia from June 24, 2004 to December 31, 2004 are included in the consolidated statement of operations.

The Company had an option to acquire an additional 13.51% of the issued and outstanding common stock of Scotia for a period of two years for $1,000,000. On March 10, 2005, the Company exercised this option (note 11(b)). Scotia did not have material operations since its incorporation on May 8, 2003 until June 24, 3004 (date of acquisition) and accordingly, pro-forma supplemental information on the Company’s results of operations for the eleven months ended December 31, 2004 and the period from January 28, 2003 (inception) to January 31, 2004 as though the acquisition had been completed at the beginning of the respective periods was not presented.

5.	Equipment
		December 31,	January 31,
		2004	2004

	Cost
	Office furniture and equipment	$65,541	$-
	Vehicles	38,373	-
		103,914	-

	Accumulated depreciation
	Office furniture and equipment	5,515	-
	Vehicles	7,347	-
		12,862	-

		$91,052	$-

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

6.	Oil and Gas Properties

The Company, through its subsidiaries, obtained five (5) Petroleum Prospecting Licences (PPL) in Papua New Guinea: PPL#245, PPL#246, PPL#249, PPL#250 and PPL#252. These licences have an initial term of six years and will remain valid until the expiry date (between September 17, 2009 and April 8, 2010) subject to minimum work expenditures and accomplishments being made. The estimated exploration expenditures required are summarized as follows:

Year 2004 – 2005	$17,000,000
Year 2006 – 2007	34,600,000
Year 2008 – 2010	43,700,000
Total	$95,300,000

Subject to certain conditions being met under the Oil and Gas Act of Papua New Guinea, the licences can be extended beyond the original term of six years. Upon discovery of oil or gas, a Petroleum Retention Licence can be obtained under the Oil and Gas Act of Papua New Guinea.

Acquisition and exploration costs incurred were as follows:

		Eleven months	January 28, 2003
		ended	(inception) to
		December 31, 2004	January 31, 2004
	Capitalized cost – beginning of period	$1,009,300	$-

	Property acquisition cost, unproved	881,551	1,009,300
	Exploration cost	513,195	-
	Total cost incurred during the period	1,394,746	1,009,300
	Total capitalized cost
	- unproved property not being amortized	$2,404,046	$1,009,300
7.	Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

	December 31, 2004	January 31, 2004

North America	$107,440	$76
Papua New Guinea	2,712,284	1,297,751
Total	$2,819,724	$1,297,827

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

8.	Income Taxes

The Company has net losses for income tax purposes totalling approximately $462,000 which expires in the year 2014 and may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

		Eleven months	January 28, 2003
		ended	(inception) to
		December 31, 2004	January 31, 2004

	Tax loss carry forwards	$159,000	$-
	Stock-based compensation	8,000	-
	Valuation allowance	(167,000)	-
	Total	$-	$-

9.	Common Stock Transactions
	(a)

In April 2004, the Company received proceeds of a private placement totalling $750,288. The private placement consisted of 150,000 common stock and 150,000 stock purchase warrants. Each stock purchase warrant entitles the holder to acquire one common stock of the Company at a price of $7.50 per share for a period of two years. The value allocated to the warrants was estimated at $207,460 using the fair value of the warrants assigned by the Black-Scholes Option Pricing Model, relative to the fair value of the related common stock issued. The value of the warrants was credited to additional paid in capital. The 150,000 common stock is restricted from trading until April 2005 and the securities issued pursuant to the exercise of warrants are restricted from trading for two years. For the period from July 2004 to December 2004, the Company received $416,000 upon the exercise of 55,467 stock purchase warrants. On March 15, 2005, the Company issued 205,467 common stock (note 11(c)) in relation to this private placement and the subsequent exercise of warrants.

The number of stock purchase warrants outstanding and exercisable at December 31, 2004 was 94,533.

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

9.	Common Stock Transactions (continued)
(b)

On September 20, 2004, the Company granted 50,000 stock options to a director of the Company. The stock options are exercisable at $2.50 per share at a rate of 10,000 common stock every six months from the date of grant, expiring September 20, 2007. The market price of the Company’s shares were $6.50 at the date of grant. All of these options remained unexercised at December 31, 2004. Except for these 50,000 stock options, there were no other granting, cancellation or expiry of stock options for the period from January 28, 2003 (inception) to December 31, 2004.

Stock-based compensation was recorded in the consolidated financial statements in relation to the above granting of stock options using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.42%, dividend yield of 0%, volatility factor of 50% and an expected life of the option of 3 years. The fair value of stock option was $4.41 each at the date of grant.

	(c)	On December 31, 2004, the Company settled advances payable of $357,196 with a creditor by the issuance of 55,165 common stock. These shares were issued on March 17, 2005 (note 11(d)).
10.	Related Party Transactions
	(a)	During the period ended December 31, 2004, the Company paid consulting fees of $41,711 (period ended January 31, 2004 – nil) to a shareholder of the Company.
	(b)	During the period ended December 31, 2004, the Company paid consulting fees of $11,000 (period ended January 31, 2004 – nil) to a director of the Company.
	(c)	Advances payable of $70,471 (January 31, 2004 – nil) represented advances from two directors of the Company. These advances were unsecured, non-interest bearing and due on demand.

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Notes to Consolidated Financial Statements

December 31, 2004

(Expressed in U.S. Dollars)

11.	Subsequent Events
(a)

On January 27, 2005, the Company was granted a Petroleum Retention Licence (PRL) #13 in Papua New Guinea. PRL #13 covers two blocks within PPL #246. The term of the licence is 5 years. The Company has to incur $4,450,000 of exploration expenditures on the two blocks over the term of PRL #13.

(b)

On March 10, 2005 Cheetah Oil & Gas Ltd. completed the acquisition of an additional 13.51% interest in Scotia Petroleum Inc. The Company now owns 98.65% of the outstanding common stock of Scotia. On March 17, 2005, the Company issued 142,000 common stock at $7.04 per share as payment for the 13.51% interest in Scotia.

	(c)	On March 15, 2005, the Company issued 205,467 common stock. All subscriptions totaling $1,166,288 in connection with this issuance were received at December 31, 2004.
	(d)	On March 17, 2005, the Company issued 55,165 common stock in connection with debt settlement of $357,196 on December 31, 2004.
(e)

On March 10, 2005, the Company entered into a Private Placement Term Sheet with a financing agent. The private placement will consist of 3,000,000 units at $5 per unit. Each unit will consist of one common stock and 1/5th of a stock purchase warrant. Each stock purchase warrant entitles the holder to acquire one common stock of the Company at a price of $7 per share for one year. A further 1,000,000 units at $5 per unit will be provided for an over-subscription. The agent will receive 6.5% of gross proceeds of this private placement as commission. An additional 1% finder’s fee will be paid based on the gross proceeds of the 1st 3,000,000 units of this private placement. An initial engagement fee of $50,000 was paid to the agent in February 2005 by the issuance of 7,500 common stock of the Company at $6.67 per share.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 20, 2004, we engaged Moore Stephens Ellis Foster Ltd., Chartered Accountants, as our new principal independent accountants with the approval of our company's board of directors. Accordingly, we dismissed Michael Johnson & Co. LLC on July 20, 2004.

Michael Johnson & Co. LLC’s report dated February 17, 2004, on our balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years ended December 31, 2003 and 2002, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Michael Johnson & Co. LLC expressed in their reports substantial doubt about our ability to continue as a going concern.

In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with Michael Johnson & Co. LLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Michael Johnson & Co. LLC would have caused Michael Johnson & Co. LLC to make reference to the matter in their report. We requested Michael Johnson & Co. LLC to furnish us a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated July 20, 2004 was filed as Exhibit 16 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2004.

During the years ended December 31, 2003 and 2002 and subsequent to December 31, 2003 through the date hereof, we have not consulted with Moore Stephens Ellis Foster Ltd. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Moore Stephens Ellis Foster Ltd. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

We requested Moore Stephens Ellis Foster Ltd. to review the disclosure in our Current Report on Form 8-K and provided Moore Stephens Ellis Foster Ltd. the opportunity to furnish us with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of our expression of our views, or the respects in which Moore Stephens Ellis Foster Ltd. does not agree with the statements made by us in this report. Moore Stephens Ellis Foster Ltd. advised us that no such letter need be issued.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Garth Braun	President, Chief Executive Officer, Chairman and Director	46	July 19, 2004
Ted Kozub	Chief Financial Officer and Director	68	December 15, 2003
Georgina Martin	Secretary, Treasurer and Director	57	March 5, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Garth Braun – President, Chief Executive Officer, Chairman, and Director

Mr. Braun has been the President, Chief Executive Officer, Chairman and a director of our company since July 19, 2004. Mr. Braun received an Honors degree in Business Administration in 1985. He has been in the investment banking sector for the past eight years, active both in North American and in Europe. Mr. Braun is also the Chief Executive Officer and owner of a private real estate development company with diversified holdings throughout Western Canada.

Ted Kozub – Chief Financial Officer and Director

Mr. Kozub has been the Chief Financial Officer and a director of our company since December 15, 2003.

Mr. Kozub is a recently retired tax partner with KPMG. He has been in public accounting practice for over 22 years and has held various senior positions with Revenue Canada Taxation.

He was appointed to the special task force for the implementation of Canadian Tax Reform and was Tax Manager with Hudsons Bay Oil & Gas in Calgary, which is a subsidiary of Conoco. Mr. Kozub was the President of the Canadian Petroleum Tax Society for two years and was a frequent lecturer to various accounting organizations in accounting, cost and management and taxation.

Mr. Kozub holds a certified management accounting degree (CMA, 1963) and a business management certificate (1960).

Georgina Martin – Secretary, Treasurer and Director

Ms. Martin the Secretary, Treasurer and Director of our company since March 5, 2004. Ms. Martin has been in the private sector for over 35 years starting in the insurance field and then soon changed for a brief period of time to work in public practice.

In 1978 Ms. Martin took a position with a lumber remanufacturing company as accountant and office manager. Within 2 years she acquired the mantle of comptroller. During next ten years she sat on a number of boards for the enhancement of products in the added-value lumber industry.

In 1986 Ms. Martin obtained her designation as a Certified General Accountant with a focus on finance. She has been active in the organization since that time.

In 1988 Ms. Martin and a business partner incorporated a private corporation. This served as a base towards her comptrollership of the many companies that followed over the next 16 years. Her area of expertise contributed to the constant expansion of the companies with assets well over $100,000,000.

Mr. Braun is a significant employee and the loss of this employee would have an adverse impact on our future developments and could impair our ability to succeed.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended December 31, 2004. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2004 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2004, there were no meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.              any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.              any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.              being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.              being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2004, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective April 6, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.              honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.              full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.              the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Cheetah Oil & as Ltd., Second Floor, 498 Ellis Street, Penticton, British Columbia, Canada V2A 4M2.

Item 10.	Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2004, 2003 and 2002. No other executive officer of our company received annual salary and bonus in excess of $100,000 for the year ended December 31, 2004, except as listed below.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Garth Braun President, Chief Executive Officer, Chairman and Director(2)	2004 2003 2002	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Ted Kozub Chief Financial Officer and Director(3)	2004 2003 2002	$12,000 Nil N/A	Nil Nil N/A	Nil Nil N/A	50,000(4) N/A N/A	$10,500 Nil N/A	Nil Nil N/A	Nil Nil N/A
Georgina Martin Secretary, Treasurer and Director(5)	2004 2003 2002	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Braun became our President, Chief Executive Officer, Chairman and a director of our company on July 19, 2004.

(3) Mr. Kozub became our Chief Executive Officer and a director of our company on December 15, 2003.

(4) Mr. Kozub was granted 50,000 stock options exercisable at a price of $2.50 per share until September 20, 2007.

(5) Ms. Martin became our Secretary, Treasurer and a director of our company on March 5, 2004.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2004. We have never issued stock appreciation rights.

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Garth Braun President, Chief Executive Officer and Chairman	Nil	Nil	N/A	N/A
Ted Kozub Chief Financial Officer	50,000	100%	$2.50	September 20, 2007
Georgina Martin Secretary and Treasurer	Nil	Nil	N/A	N/A

(1) The denominator (of 50,000) was arrived at by calculating the net total number of new options awarded during the year.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Garth Braun	Nil	Nil	Nil	Nil	Nil	Nil
Ted Kozub	Nil	Nil	10,000	40,000	$55,500	$222,000
Georgina Martin	Nil	Nil	Nil	Nil	Nil	Nil

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($8.05 per share on NASD OTCBB) and the exercise price of the individual's options.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2004.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts

During the period ended December 31, 2004, we paid consulting fees of $11,000 to Ted Kozub for consulting services he provided to our company.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 5, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Garth Braun Suite 501, 1166 Alberni Street Vancouver, BC V5E 3Z3	251,250	0.71%
Ted Kozub Second Floor 498 Ellis Street Penticton, BC V2A 4M2	44,000(2)	0.12%
Georgina Martin Box 172, Station A Nanaimo, BC V9R 5K9	1,312,500	3.7%

Hari Sharma G/F Pacific View Apartment Pruth Street Korobosea, Port Moresby Papua New Guinea	2,687,602	7.6%
Dan Kropinak 1414 – 131 Street Surrey, BC V4A 4A8	2,028,533	5.7%
Directors and Executive Officers as a Group	16,077,750(2)	4.5%

* Less than 1%.

(1) Based on 35,429,814 shares of common stock issued and outstanding as of April 5, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 10,000 shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

During the year ended December 31, 2004, our company paid $11,000 in consulting fees to Ted Kozub, our Chief Financial Officer and a director of our company for consulting services he provides to our company.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.3	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)
(4)	Instruments Defining the Rights of Security Holders
4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)

(10)	Material Contracts
10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)
10.2	Form of Share Purchase Agreement dated May 13, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2004)
10.3	Engagement Letter with CK Cooper & Co. dated February 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2005)
10.4*	Managing Dealer Agreement with CK Cooper & Co. dated March 31, 2005
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics
(23)	Consents
23.1*	Consent of Moore Stephens Ellis Foster Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Garth Braun
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ted Kozub
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the period ended December 31, 2004, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $27,000. For the fiscal year ended January 31, 2004, the aggregate fees billed by Michael Johnson & Co. LLC for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $7,000.

Audit Related Fees

For the period ended December 31, 2004, the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster Ltd. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $8,500. For the fiscal year ended December 31, 2003, the aggregate fees billed for assurance and related services by Michael Johnson & Co. LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil.

Tax Fees

For the period ended December 31, 2004, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for other non-audit professional services, other than those services listed above, totalled $Nil. For the fiscal year ended December 31, 2003, the aggregate fees billed by Michael Johnson & Co. LLC for other non-audit professional services, other than those services listed above, totalled $Nil.

We do not use Moore Stephens Ellis Foster Ltd. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore Stephens Ellis Foster Ltd. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Moore Stephens Ellis Foster Ltd. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Moore Stephens Ellis Foster Ltd. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore Stephens Ellis Foster Ltd.'s independence.

- 28 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

By: /s/ Garth Braun

Garth Braun

President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: April 7, 2005

By: /s/ Ted Kozub

Ted Kozub

Chief Financial Officer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: April 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Garth Braun

Garth Braun

President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: April 7, 2005

By: /s/ Ted Kozub

Ted Kozub

Chief Financial Officer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: April 7, 2005

By: /s/ Georgina Martin

Georgina Martin, Secretary, Treasurer and Director

Date: April 7, 2005