Form 10QSB
period 2005-03-31
CHEETAH OIL & GAS LTD.
filed 2005-05-16
CIK 908821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                        Commission file Number: 000-26907

                             CHEETAH OIL & GAS LTD.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   93-1118938
                     (I.R.S. Employer Identification Number)

                         Second Floor, 498 Ellis Street
                         Penticton, B.C. V2A 4M2 Canada
                    (Address of principal executive offices)

                                  (250)497-6072
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,429,814 common shares as at March 31, 2005

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

                             CHEETAH OIL & GAS LTD.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements                                    2

                   Consolidated Balance Sheets as of March 31, 2005        3

                   Consolidated Statements of Stockholders' Equity
                   for the period ended March 31, 2005                     4

                   Consolidated Statements of Operations
                   for the period ended March 31, 2005                     6

                   Consolidated Statements of Cash Flows
                   for the period ended March 31, 2005                     7

                   Notes to Consolidated Financial Statements              8

         Item 2    Plan of Operation                                      19

         Item 3    Controls and Procedures                                23

PART II. OTHER INFORMATION

         Item 1    Legal Proceedings                                      23

         Item 2    Unregistered Sales of Equity Securities and
                   Use of Proceeds                                        24

         Item 3    Defaults Upon Senior Securities                        24

         Item 4    Submission of Matters to a Vote of Security Holders    24

         Item 5    Other Information                                      24

         Item 6    Exhibits and Reports on Form 8K                        24


         SIGNATURES                                                       25

                   CHEETAH OIL & GAS LTD.
                   (Formerly Bio-American Capital Corporation)
                   (An exploration stage enterprise)

                   Consolidated Financial Statements
                   (Expressed in U.S. Dollars)
                   (Unaudited - Prepared by Management)

                   March 31, 2005






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


 CHEETAH OIL & GAS LTD.
 (Formerly Bio-American Capital Corporation)
 (An exploration stage enterprise)

 Consolidated Balance Sheets
 March 31, 2005
 (Unaudited - Prepared by Management)
 (Expressed in U.S. Dollars)
 ---------------------------------------------------------------------------------------
                                                              March 31,    December 31,
                                                                   2005            2004
 ---------------------------------------------------------------------------------------
 ASSETS
 Current assets
   Cash and cash equivalents                                  $ 143,290      $  151,076
   Prepaid and deposits                                           5,936          11,006
 ---------------------------------------------------------------------------------------

 Total current assets                                           149,226         162,082

 Refundable deposits for petroleum prospecting licences         162,544         162,544
 Equipment (Note 5)                                              95,792          91,052
 Oil and gas properties, unevaluated (Note 6)                 3,650,617       2,404,046
 ---------------------------------------------------------------------------------------

 Total assets                                                $4,058,179      $2,819,724
 =======================================================================================

 LIABILITIES
 Current liabilities
   Accounts payable and accrued liabilities                  $  146,880      $   79,590
   Advances payable - related parties (Note 10)                  82,838          70,471
 ---------------------------------------------------------------------------------------

 Total current liabilities                                      229,718         150,061
 ---------------------------------------------------------------------------------------

 Commitments (Notes 6)

 STOCKHOLDERS' EQUITY
 Share capital
   Common stock, $0.001 par value, authorized 50,000,000
      shares issued and outstanding: 35,429,814 shares           35,430          35,020

 Additional paid in capital                                   4,120,795       1,932,853

 Subscriptions received                                         372,500       1,166,288

 Deficit accumulated during the exploration stage             (700,264)       (464,498)
 ---------------------------------------------------------------------------------------

 Total stockholders' equity                                   3,828,461       2,669,663
 ---------------------------------------------------------------------------------------

 Total liabilities and stockholders' equity                  $4,058,179      $2,819,724
 =======================================================================================


 The accompanying notes are an integral part of these financial statements.


 CHEETAH OIL & GAS LTD.
 (Formerly Bio-American Capital Corporation)
 (An exploration stage enterprise)

 Consolidated Statements of Stockholders' Equity
 Period from January 28, 2003 (inception) to March  31, 2005
 (Unaudited - Prepared by Management)
 (Expressed in US Dollars)
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated          Total
                                                     Common stock           Additional                        during         Stock-
                                                 --------------------          paid in   Subscriptions   exploration       holders'
                                                 Shares        Amount          capital        received         stage         Equity
 -----------------------------------------------------------------------------------------------------------------------------------

 Initial capitalization as a result of
  reverse acquisition (Note 1)                 25,000,000   $    25,000    $   (24,924)   $      --      $      --      $        76


 10,000,000 shares allotted for services in
   connection with the application for
   petroleum prospecting licences                    --             --       1,000,000           --             --        1,000,000

 Net loss for the period                             --             --            --             --             (812)          (812)
 -----------------------------------------------------------------------------------------------------------------------------------
 Balance, January 31, 2004                     25,000,000        25,000        975,076           --             (812)       999,264

 Shares issued for services in connection
   with the application for petroleum
   prospecting licences                        10,000,000        10,000        (10,000)          --             --             --

 Recapitalization to effect the acquisition
   of Cheetah Nevada                               19,682            20        (15,798)          --             --          (15,778)

 Contribution received from a shareholder
   of the company in connection with the
   acquisition of Scotia                             --            --          604,315           --             --          604,315

 Debt settlement (Note 9(b))                         --            --          357,196           --             --          357,196

 Subscriptions received (Note 9(a))                  --            --             --        1,166,288           --        1,166,288

 Stock-based compensation (Note 9(c))                --            --           22,064           --             --           22,064

 Net loss for the period                             --            --             --             --         (463,686)      (463,686)
 -----------------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 2004                    35,019,682   $    35,020    $ 1,932,853    $ 1,166,288    $  (464,498)   $ 2,669,663
 ===================================================================================================================================

 The accompanying notes are an integral part of these financial statements.


 CHEETAH OIL & GAS LTD.
 (Formerly Bio-American Capital Corporation)
 (An exploration stage enterprise)

 Consolidated Statements of Stockholders' Equity
 Period from January 28, 2003 (inception) to March  31, 2005
 (Unaudited - Prepared by Management)
 (Expressed in US Dollars)
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Deficit
                                                                                                         accumulated          Total
                                                     Common stock           Additional                        during         Stock-
                                                 --------------------          paid in   Subscriptions   exploration       holders'
                                                 Shares        Amount          capital        received         stage         Equity
 -----------------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 2004                    35,019,682   $    35,020    $ 1,932,853    $ 1,166,288    $  (464,498)   $ 2,669,663

 Shares issued for subscriptions received

   (Note 9(a))                                    205,467           205      1,166,083     (1,166,288)          --             --

 Shares issued for debt settlement (Note 9(b))     55,165            55            (55)          --             --             --

 Purchased minority interest of Scotia            142,000           142        999,858           --             --        1,000,000

 Subscriptions received                              --            --             --          372,500           --          372,500

 Share issue costs                                  7,500             8             (8)          --             --             --

 Stock-based compensation (Note 9(c))                              --           22,064           --             --           22,064

 Net loss for the period                             --            --             --             --         (235,766)      (235,766)
 -----------------------------------------------------------------------------------------------------------------------------------

 Balance, March 31, 2005                       35,429,814   $    35,430    $ 4,120,795    $   372,500    $  (700,264)   $ 3,828,461
 ===================================================================================================================================

 The accompanying notes are an integral part of these financial statements.


 CHEETAH OIL & GAS LTD.
 (Formerly Bio-American Capital Corporation)
 (An exploration stage enterprise)

 Consolidated Statements of Operations
 (Unaudited - Prepared by Management)
 (Expressed in U.S. Dollars)
 ----------------------------------------------------------------------------------
                                                       Cumulative
                                                      January 28,           Three
                                                             2003          Months
                                                   (inception) to           Ended
                                                        March 31,       March 31,
                                                             2005            2005
 ----------------------------------------------------------------------------------
 General and administrative expenses
   Accounting and legal                              $    194,194     $    70,720
   Depreciation                                            15,646           6,000
   Application fees and permits                            51,057           3,759
   Consulting fee                                          62,089          27,047
   Office and miscellaneous                                61,212          32,056
   Investor relations and shareholder information         139,827          29,779
   Rental and communication                                51,872          10,984
   Salaries and benefit                                    20,444           4,727
   Stock-based compensation (Note 9(c))                    44,128          22,064
   Travel                                                  89,478          28,630
 ----------------------------------------------------------------------------------

 Loss before minority interests                          (729,947)       (235,766)

 Minority interests                                        29,683            --
 ----------------------------------------------------------------------------------

 Net loss for the period                             $   (700,264)    $  (235,766)
 ==================================================================================

 Loss per share,
  - basic and diluted                                                 $     (0.01)
 ==================================================================================

 Weighted average number of
   common stock outstanding
   - basic and diluted                                                 35,088,037
 ==================================================================================

 The accompanying notes are an integral part of these financial statements.


 CHEETAH OIL & GAS LTD.
 (Formerly Bio-American Capital Corporation)
 (An exploration stage enterprise)

 Consolidated Statements of Cash Flows
 (Unaudited - Prepared by Management)
 (Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------------------
                                                              Cumulative
                                                             January 28,             Three
                                                                    2003            Months
                                                          (inception) to             Ended
                                                               March 31,         March 31,
                                                                    2005              2005
 -------------------------------------------------------------------------------------------
 Cash flows from (used in) operating activities
   Net loss for the period                                  $   (700,264)     $   (235,766)
   Items not involving cash
     - depreciation                                               18,862             6,000
     - stock-based compensation                                   44,128            22,064
   Change in other assets and liabilities (net of
     effect of acquisition of subsidiaries):
     - prepaid and deposits                                       (5,936)            5,070
     - refundable licences deposits                              (95,400)             --
     - accounts payable and accrued liabilities                  117,982            67,290
 -------------------------------------------------------------------------------------------

 Net cash used in operating activities                          (620,628)         (135,342)
 -------------------------------------------------------------------------------------------

 Cash flows from financing activities
   Issuance of common stock and subscriptions
     received                                                  1,538,864           372,500
   Advances payable                                              440,034            12,367
 -------------------------------------------------------------------------------------------

 Net cash from financing activities                            1,978,898           384,867
 -------------------------------------------------------------------------------------------

 Cash flows used in investing activities
   Purchase of equipment                                        (111,438)          (10,740)
   Oil and gas properties                                       (770,870)         (246,571)
   Cash paid in connection with acquisition of Scotia
     net of cash received                                       (332,672)             --
 -------------------------------------------------------------------------------------------

 Net cash used in investing activities                        (1,214,980)         (257,311)
 -------------------------------------------------------------------------------------------

 Increase (decrease) in cash and cash equivalents                143,290            (7,786)

 Cash and cash equivalents, beginning of period                     --             151,076
 -------------------------------------------------------------------------------------------

 Cash and cash equivalents, end of period                   $    143,290      $    143,290
 ===========================================================================================

 Non-cash activities
  - Shares issued for acquisition of minority interests                       $  1,000,000
 ===========================================================================================

 The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

1.       Incorporation, Comparative Figures and Continuance of Operations

         These consolidated financial statements presented are those of Cheetah Oil & Gas Ltd., formerly Bio-American Capital Corporation ("Cheetah Nevada") and its wholly-owned subsidiaries, Cheetah Oil & Gas Ltd. ("Cheetah BC") and Cheetah Oil & Gas Limited ("Cheetah PNG"), and 98.65% owned Scotia Petroleum Inc. ("Scotia", see note 4). Collectively, they are referred to herein as "the Company".

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

         The comparative figures for the three months ended March 31, 2004 were not presented as they represented the operating results of Cheetah BC which was a private company and such information is not readily available.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

1.       Incorporation, Comparative Figures and Continuance of Operations
         (continued)

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

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

2.       Significant Accounting Policies (continued)

         (d)    Oil and Gas Properties (continued)

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

                As at March 31, 2005, the Company does not have any proved reserves.

         (e)    Equipment

                Depreciation is based on the estimated useful lives of the assets and is computed using the declining-balance method. Equipment is recorded at cost. Depreciation is provided using the following rates:

                      Office furniture and equipment       15%
                      Vehicles                             30%

         (f)    Long-lived Assets Impairment

                Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

2.       Significant Accounting Policies (continued)

         (g)    Asset Retirement Obligations

                The Company recognizes a liability for future retirement obligations associated with the Company's oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of March 31, 2005, the Company had no asset retirement obligation.

         (h)    Advertising Expenses

                The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the three months ended March 31, 2005 and the period from January 28, 2003 (inception) to Dec31, 2004

         (i)    Earning (Loss) Per Share

                Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the three months ended March 31, 2005 because common stock equivalents consisting of stock purchase warrants of 44,866 and stock options of 50,000 that were outstanding at March 31, 2005 were anti-dilutive, however, they may be dilutive in the future.

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

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

2.       Significant Accounting Policies (continued)

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

         (l)    Income taxes

                The Company adopted SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         (m)    Stock-based Compensation

                The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

2.       Significant Accounting Policies (continued)

         (n)    New Accounting Pronouncements

                In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company's consolidated financial statements.

                In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have an impact on the Company's consolidated financial statements.

                In December 2004, FASB issued Statement No. 153, "Exchange of Nonmonetary Assets". This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on the Company's consolidated financial statements, as the Company does not have any exchanges of nonmonetary assets.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

3.       Acquisition of Cheetah Oil & Gas Ltd. ("Cheetah BC")

         On March 5, 2004, the Cheetah Nevada acquired 100% of the issued and allotted common stock of Cheetah BC. Cheetah Nevada was a non-operating shell company. This transaction resulted in the shareholders of Cheetah BC having effective control of the combined company (note 1). Accounting principles applicable to reverse acquisition recapitalization have been applied to record this transaction. Under this basis of accounting, Cheetah BC has been identified as acquirer and, accordingly, the combined company is considered to be continuation of the operations of Cheetah BC with the net liabilities of Cheetah Nevada deemed to have been assumed by Cheetah BC as follows:

         ---------------------------------------- -----------------
         Current assets                                 $        -
         Current liabilities                               (15,778)
         ---------------------------------------- -----------------
         Net liabilities assumed                        $  (15,778)
         ======================================== =================

         Cheetah Nevada had no operations between January 1, 2004 and March 4, 2004.

4.       Acquisition of Scotia Petroleum Inc. ("Scotia")

         On June 24, 2004,  the Company  completed the  acquisition of 85.14% of the issued and outstanding common stock of Scotia, a company incorporated in British Columbia, Canada. The total consideration was $906,000 consisting of $301,685 of cash and 256,315 shares of restricted common stock of the Company. The restricted stock was contributed by a shareholder of the Company.

         On March 10, 2005, the Company completed the acquisition of an additional 13.51% of the issued and outstanding common stock of Scotia for $1,000,000 paid by the issuance of 142,000 common stock of the Company at $7.04 per share.

         The total fair value of net assets acquired on June 24, 2004 and March 10, 2005 are summarized as follows:

         ------------------------------------------------------- --------------
         Cash                                                     $         91
         Refundable deposits for petroleum prospecting licences         57,168
         Oil and gas properties, unevaluated                         1,859,912
         Current liabilities                                           (11,171)
         ------------------------------------------------------- --------------
                                                                  $  1,906,000
         ======================================================= ==============

         Scotia is in the business of acquiring, exploring and developing oil and gas properties in Papua New Guinea.

         The operating results of Scotia from January 1, 2005 to March 10, 2005 are included in the consolidated statement of operations.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

5.       Equipment

         -----------------------------------------------------------------------
                                                      March 31,    December 31,
                                                           2005            2004
         -----------------------------------------------------------------------
         Cost
         Office furniture, equipment and vehicles    $  114,654    $    103,914

         Accumulated depreciation
         Office furniture, equipment and vehicles        18,862          12,862
         -----------------------------------------------------------------------

                                                     $   95,792    $     91,052
         =======================================================================

6.       Oil and Gas Properties

         The Company, through its subsidiaries, obtained five (5) Petroleum Prospecting Licences (PPL) in Papua New Guinea: PPL#245, PPL#246, PPL#249, PPL#250 and PPL#252. These licences have an initial term of six years and will remain valid until the expiry date (between September 17, 2009 and April 8, 2010) subject to minimum work expenditures and accomplishments being made. The estimated exploration expenditures required are summarized as follows:

         -----------------------------------------------------------
         Year 2004 - 2005                               $ 17,000,000
         Year 2006 - 2007                                 34,600,000
         Year 2008 - 2010                                 43,700,000
         -----------------------------------------------------------

         Total                                          $ 95,300,000
         ===========================================================

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

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

6.       Oil and Gas Properties (continued)

         Acquisition and exploration costs incurred were as follows:

         ---------------------------------------------------------------------------------
                                                        Three months     January 28, 2003
                                                               ended       (inception) to
                                                      March 31, 2005    December 31, 2004
         ------------------------------------------- ---------------- --------------------
         Capitalized cost - beginning of period          $ 2,404,046          $         -
         =========================================== ================ ====================

         Property acquisition cost, unproved               1,000,000            1,890,861
         Exploration cost                                    246,571              513,195
         ------------------------------------------- ---------------- --------------------
         Total cost incurred during the period             1,246,571            2,404,046
         =========================================== ================ ====================
         Total capitalized cost
           - unproved property not being amortized       $ 3,650,517          $ 2,404,046
         =================================================================================


7.       Segmented Information

         The Company's business is considered as operating in one segment based upon the Company's organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company's assets by geographical location are as follows:

         ------------------------------ ----------------- --------------------
                                          March 31, 2005    December 31, 2004
         ------------------------------ ----------------- --------------------
         North America                       $   120,588          $   107,440
         Papua New Guinea                      3,937,591            2,712,284
         ------------------------------ ----------------- --------------------
         Total                               $ 4,058,179          $ 2,819,724
         ============================== ================= ====================

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

8.       Income Taxes

         The Company has net losses for income tax purposes totalling approximately $460,000 which may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

         --------------------------------------------------------
                                                    Three months
                                                           ended
                                                  March 31, 2005
         --------------------------------------------------------

         Tax loss carry forwards                    $     73,000
         Stock-based compensation                          7,000
         Valuation allowance                             (80,000)
         --------------------------------------------------------
         Total                                      $          -
         ========================================================

9.       Common Stock Transactions

         (a) In April 2004, the Company received proceeds of a private placement totalling $750,288. The private placement consisted of 150,000 common stock and 150,000 stock purchase warrants. Each stock purchase warrant entitles the holder to acquire one common stock of the Company at a price of $7.50 per share for a period of two years. The 150,000 common stock is restricted from trading until April 2005 and the securities issued pursuant to the exercise of warrants are restricted from trading for two years. For the period from July 2004 to December 2004, the Company received $416,000 upon the exercise of 55,467 stock purchase warrants. On March 15, 2005, the Company issued 205,467 common stock in relation to this private placement and the subsequent exercise of warrants.

                The  number  of  stock   purchase   warrants   outstanding   and
                exercisable at March 31, 2005 was 44,866.

         (b) On March 17, 2005, the Company issued 55,165 common stock in connection with debt settlement of $357,196 on December 31, 2004.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
March 31, 2005
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
 -------------------------------------------------------------------------------

9.       Common Stock Transactions (continued)

         (c) On September 20, 2004, the Company granted 50,000 stock options to a director of the Company. The stock options are exercisable at $2.50 per share at a rate of 10,000 common stock every six months from the date of grant, expiring September 20, 2007. The market price of the Company's shares were $6.50 at the date of grant. All of these options remained unexercised at March 31, 2005. Except for these 50,000 stock options, there were no other granting, cancellation or expiry of stock options for the period from January 28, 2003 (inception) to March 31, 2005.

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

10.      Related Party Transactions

                Advances payable of $82,838 (January 31, 2004 - nil) represented advances from two directors of the Company. These advances were unsecured, non-interest bearing and due on demand.

11.      Significant Transaction

                On March 10, 2005, the Company entered into a Private Placement Term Sheet with a financing agent. The private placement will consist of 3,000,000 units at $5 per unit. Each unit will consist of one common stock and 1 stock purchase warrant. Each stock purchase warrant entitles the holder to acquire one common stock of the Company at a price of $7 per share for one year. A further 1,000,000 units at $5 per unit will be provided for an over-subscription. The agent will receive 6.5% of gross proceeds of this private placement as commission. An additional 1% finder's fee will be paid based on the gross proceeds of the 1st 3,000,000 units of this private placement. An initial engagement fee of $50,000 was paid to the agent in February 2005 by the issuance of 7,500 common stock of the Company at $6.67 per share.

                A change from 1/5th stock purchase warrant to 1 occurred subsequent to the quarter end.

Item 2.   PLAN OF OPERATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated audited and unaudited financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

Our consolidated audited and unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to explore for petroleum and natural gas in the country of Papua New Guinea. Currently we hold five petroleum prospecting licenses in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres.

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

In order to proceed with our plans we raised funds by way of a private placements of equity securities in our company. The offering consisted of 150,000 shares of common stock and 150,000 stock purchase warrants at a price of $5.00 per share for gross proceeds of $750,288. We closed the private placement in April, 2004. Subsequently, we received a further $416,000 on the exercise of 55,467 of the stock purchase warrants. The net proceeds received were used as working capital to allow us to finance our commitments under our licenses.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our licenses, as follows:

Estimated Funding Required During the Next Twelve Months

        Prospect Development & Seismic                 $7,875,000
        Drilling & Development                         $5,000,000
        Offering Costs & Expenses                      $1,125,000
        General Corporate Expenses                     $1,000,000
                                                              N/A
        ----------------------------------------------------------
        Total                                         $15,000,000
        ----------------------------------------------------------

As at March 31, 2005, we had $229,718 in current liabilities. Our financial statements report a net loss of $700,264 for the cumulative period from January 28, 2003 to March 31, 2005. Our losses increased in part as a result of an overall increase in all expense categories during the fourteen month period ended March 31, 2005 as we were actively involved in the oil and gas business, as compared to the period from January 28, 2003 to January 31, 2004 when we had ceased operations of a technology venture finance company.

Our total liabilities as of March 31, 2005 were $229,718, compared to $150,061 as at December 31, 2004. The increase was due to an increase to accounts payable.

During the cumulative period from January 28, 2003 to March 31, 2005 we spent $3,650,617 on exploration and acquisition of our oil and gas properties. Of this amount, $2,890,851 was attributable to acquisitions costs, and $759,766 was attributable to exploration costs.

On March 10, 2005, we entered into a private placement term sheet with a financing agent. The private placement will consist of 3,000,000 units at $5 per unit. Each unit will consist of one common stock and 1 stock purchase warrant. Each stock purchase warrant entitles the holder to acquire one share of common stock of our company at a price of $7 per share for one year following registration of the underlying shares. A further 1,000,000 units at $5 per unit will be provided for an over-subscription. The agent will receive 6.5% of gross proceeds of this private placement as commission. An additional 1% finder's fee will be paid based on the gross proceeds of the 1st 3,000,000 units of this private placement. An initial engagement fee of $50,000 was paid to the agent in February 2005 by the issuance of 7,500 shares of common stock of our company at $6.67 per share.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on our consolidated financial statements.

In December 2004, FASB issued Statement No. 153, "Exchange of Nonmonetary Assets". This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on our consolidated financial statements, as we do not have any exchanges of nonmonetary assets.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS
144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            On March 15, 2005, we issued 55,467 shares of common stock upon the exercise of stock purchase warrants that we issued as part of the private placement. We relied on the exemptions from registration provided by Regulation S of the Securities Act of 1933.

            On March 17, 2005 we issued 142,000 shares of common stock at $7.04 per share as payment for an additional 13.51% interest in Scotia Petroleum Inc. We relied on the exemptions from registration provided by Regulation S of the Securities Act of 1933.

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

             None

Item 6       EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

                    31.1     Section 302 Certification of C.E.O.
                    31.2     Section 302 Certification of C.F.O.
                    32       Section 906 Certification

             (b)   Reports on Form 8-K

                   Cheetah Oil & Gas Ltd. filed a Form 8K on January 21, 2005, January 27, 2005 and February 16, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHEETAH OIL & GAS LTD.


Dated:  May 16, 2005                        Per:  /s/Ted Kozub
                                                  ------------------------------
                                                  Ted Kozub, C.F.O. and Director