Form 10QSB
period 2005-06-30
CHEETAH OIL & GAS LTD.
filed 2005-08-24
CIK 908821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission file Number: 000-26907

CHEETAH OIL & GAS LTD.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

93-1118938

(I.R.S. Employer Identification Number)

Second Floor, 809 Manning Road NE

Calgary, Alberta T2E 7M9 Canada

(Address of principal executive offices)

(403) 248-5300

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,629,81 shares of common stock as at June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐	No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(check one): Yes ☐ No [ X ]

D/ljm/759717.1

CHEETAH OIL & GAS LTD.

INDEX

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2005

Consolidated Statements of Stockholders' Equity
for the period ended June 30, 2005

Consolidated Statements of Operations
for the period ended June 30, 2005

Consolidated Statements of Cash Flows
for the period ended June 30, 2005

Notes to Consolidated Financial Statements

Item 2	Plan of Operation

Item 3	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8K

SIGNATURES

D/ljm/759717.1

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

June 30, 2005

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

D/ljm/759717.1

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2005
(Unaudited)
(Expressed in U.S. Dollars)
	June 30 2005	December 31 2004
ASSETS
Current assets
Cash and cash equivalents	$5,035,382	$151,076
Prepaid and deposits	127,249	11,006

Total current assets	5,162,631	162,082

Refundable deposits for petroleum prospecting licences	168,574	162,544
Equipment (Note 5)	98,378	91,052
Oil and gas properties, unevaluated (Note 6)	4,002,812	2,404,046

Total assets	$9,432,395	$2,819,724

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$85,933	$79,590
Advances payable – related parties (Note 9)	252,725	70,471

Total current liabilities	338,658	150,061

Commitments (Note 6)

STOCKHOLDERS' EQUITY
Share capital
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 36,629,814 shares	36,630	35,020

Additional paid in capital	10,237,659	1,932,853

Subscriptions received	372,500	1,166,288

Deficit accumulated during the exploration stage	(1,553,052)	(464,498)

Total stockholders' equity	9,093,737	2,669,663

Total liabilities and stockholders' equity	$9,432,395	$2,819,724

The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 28, 2003 (inception) to June 30, 2005
(Unaudited)
(Expressed in US Dollars)

	Common stock Shares Amount		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration stage	Total Stock-holders’ Equity

Initial capitalization as a result of reverse acquisition (Note 1)	$25,000,000	$25,000	$(24,924)	$-	$-	$76
10,000,000 shares allotted for services in connection with the application for petroleum prospecting licences	-	-	1,000,000	-	-	1,000,000
Net loss for the period	-	-	-	-	(812)	(812)
Balance, January 31, 2004	25,000,000	25,000	975,076	-	(812)	999,264
Shares issued for services in connection with the application for petroleum prospecting licences	10,000,000	10,000	(10,000)	-	-	-
Recapitalization to effect the acquisition of Cheetah Nevada	19,682	20	(15,798)	-	-	(15,778)
Contribution received from a shareholder of the company in connection with the acquisition of Scotia	-	-	604,315	-	-	604,315
Debt settlement (Note 8(b))	-	-	357,196	-	-	357,196
Subscriptions received (Note 8(a))	-	-	-	1,166,288	-	1,166,288
Stock-based compensation (Note 8(c))	-	-	22,064	-	-	22,064
Net loss for the period	-	-	-	-	(463,686)	(463,686)

Balance, December 31, 2004	$ 35,019,682	$35,020	$1,932,853	$1,166,288	$(464,498)	$2,669,663

The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 28, 2003 (inception) to June 30, 2005
(Unaudited)
(Expressed in US Dollars)

	Common stock Shares Amount		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration stage	Total Stock-holders’ Equity
Balance, December 31, 2004	$35,019,682	$35,020	$1,932,853	$1,166,288	$(464,498)	$2,669,663
Shares issued for subscriptions received (Note 8(a))	205,467	205	1,166,083	(1,166,288)	-	-
Shares issued for debt settlement (Note 8 (b))	55,165	55	(55)	-	-	-
Purchased minority interest of Scotia	142,000	142	999,858	-	-	1,000,000
Subscriptions received	-	-	-	372,500	-	372,500
Share issue costs	7,500	8	(8)	-	-	-
Stock-based compensation (Note 8(c))		-	22,064	-	-	22,064
Net loss for the period	-	-	-	-	(235,766)	(235,766)

Balance, March 31, 2005	$35,429,814	$35,430	$4,120,795	$372,500	$(700,264)	$3,828,461

The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 28, 2003 (inception) to June 30, 2005
(Unaudited)
(Expressed in US Dollars)

	Common stock		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration stage	Total Stock-holders’ Equity
	Shares	Amount
Balance March 31, 2005	$ 35,429,814	$35,430	$4,120,795	$372,500	$(700,264)	$3,828,461

Issuance of common stock pursuant to a private placement at $5.00 per share, net of share issuance costs of $450,000 in June,2005 (Note 8 (d) )	1,200,000	$1,200	$5,548,800	-	-	5,550,000
Stock-based compensation (Note 8 © )	-	-	22,064	-	-	22,064
Stock-based compensation (Note 8 (e) )	-	-	546,000	-	-	546,000
Net Loss for the Period	-	-	-	-	$(852,788)	$(852,788)

Balance, June 30, 2005	$ 36,629,814	$36,630	$10,237,659	$372,500	$(1,553,052)	$9,093,737

The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation) (An exploration stage enterprise) Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)

	Six months Ended June 30, 2005	Five months Ended June 30, 2004	Three months Ended June 30, 2005	Three months Ended June 30, 2004	Cumulative from January 28,2003 to June 30, 2005

General and administrative expenses
Accounting and legal	$ 118,349	$ 44,785	$ 47,629	$ 14,715	$ 241,823
Depreciation	12,000	-	6,000	-	21,646
Application fees and permits	5,640	32,340	1,881	50,805	52,938
Consulting fee	51,003	21,285	23,956	21,285	86,045
Office & Misc.	54,136	36,495	22,080	36,495	83,292
Investor relations and shareholder Info.	68,291	9,588	38,512	9,588	178,339
Insurance	107,191	-	107,191	-	107,191
Rental and communication	21,143	7,324	10,159	7,324	62,031
Salaries and benefit	15,901	16,872	11,174	16,872	31,618
Travel	44,772	21,054	16,142	21,054	105,620

Stock-based compensation (Note 8 (e)) direct awards	546,000	-	546,000	-	546,000
Stock-based compensation (Note 8 (c)) direct awards	44,128	-	22,064	-	66,192

Loss before minority interests	(1,088,554)	(189,743)	(852,788)	(178,137)	(1,582,735)

Minority interests	-	-	-	-	29,683

Net loss for the period	$ (1,088,554)	$ (189,743)	$ (852,788)	$ (178,137)	$ (1,553,052)

Loss per share,
- basic and diluted	$ (0.03)	$ (0.01)	$ (0.02)	$ (0.01)
Weighted average number of common stock outstanding - basic and diluted	35,493,689	31,643,065	36,656,481	34,146,056

The accompanying notes are an integral part of these financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation) (An exploration stage enterprise)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
	Cumulative from January 28,2003 (inception) to June 30,2005	Six Months Ended June 30,2005	Five Months Ended June 30,2004
Cash flows from (used in) operating activities
Net loss for the period	$ (1,553,052)	$ (1,088,554)	$ (189,743)
Items not involving cash
- depreciation	24,862	12,000	-
- stock-based compensation	612,192	590,128	-
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
- prepaid and deposits	(127,249)	(116,243)	130,500
- refundable licences deposits	(101,430)	(6,030)
- accounts payable and accrued liabilities	57,035	6,343	(23,244)
- minority interest	-	-	64,473

Net cash used in operating activities	(1,087,642)	(602,356)	(18,014)

Cash flows from financing activities
Issuance of common stock and subscriptions received	7,088,864	5,922,500	750,289
Advances payable	609,921	182,254	-

Net cash from financing activities	7,698,785	6,104,754	750,289

Cash flows used in investing activities
Purchase of equipment	(120,024)	(19,326)	-
Oil and gas properties	(1,123,065)	(598,765)	(151,410)
Cash paid in connection with acquisition of Scotia net of cash received	(332,672)	-	(399,893)

Net cash used in investing activities	(1,575,761)	(618,091)	(551,303)

Increase (decrease) in cash and cash equivalents	5,035,382	4,884,307	180,972

Cash and cash equivalents, beginning of period	-	151,076	-

Cash and cash equivalents, end of period	$ 5,035,382	$ 5,035,383	$ 180,972
Supplementary information on:
Non-cash activities
- Shares issued for acquisition of minority interests	$ 1,000,000	$ -	$ -
- Contribution received from a shareholder of the Company in connection with the acquisition of Scotia	604,492	-	604,492
- Debts assumed and settled by a shareholder of the Company	357,196	-	422,411

Total	$ 1,961,511	$ -	$ 1,026,903
No interest or Income Taxes were paid in the period
The accompanying notes are an integral part of these financial statements.

1.	Incorporation, Nature of Operations and Basis of Presentation

These consolidated financial statements presented are those of Cheetah Oil & Gas Ltd., formerly Bio-American Capital Corporation (“Cheetah Nevada”) and its wholly-owned subsidiaries, Cheetah Oil & Gas Ltd. (“Cheetah BC”) and Cheetah Oil & Gas Limited (“Cheetah PNG”), and 98.65% owned Scotia Petroleum Inc. (“Scotia”, see note 4). Collectively, they are referred to herein as “the Company”.

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

1.	Incorporation, Nature of Operations and Basis of Presentation (continued)

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The comparatives are for the five months ended June 30, 2004 since the Company previously had the year-end in January 31, 2004.

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the annual consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

2.	Recent Accounting Pronouncements

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

On June 24, 2004, the Company completed the acquisition of 85.14% of the issued and outstanding common stock of Scotia, a company incorporated in British Columbia, Canada. The total consideration was $906,000 consisting of $332,763 of cash and 256,315 shares of restricted common stock of the Company. The restricted stock was contributed by a shareholder of the Company.

On March 10, 2005, the Company completed the acquisition of an additional 13.51% of the issued and outstanding common stock of Scotia for $1,000,000 paid by the issuance of 142,000 common stock of the Company at $7.04 per share.

The total fair value of net assets acquired on June 24, 2004 and March 10, 2005 are summarized as follows:

Cash	$91
Refundable deposits for petroleum prospecting licences	57,168
Oil and gas properties, unevaluated	1,859,912
Current liabilities	(11,171)
$1,906,000

Scotia is in the business of acquiring, exploring and developing oil and gas properties in Papua New Guinea.

The operating results of Scotia from January 1, 2005 to March 10, 2005 are included in the consolidated statement of operations.

5.	Equipment
		June 30,	December 31,
		2005	2004

	Cost
	Office furniture, equipment and vehicles	$123,240	$103,914

	Accumulated depreciation
	Office furniture, equipment and vehicles	24,862	12,862

		$98,378	$91,052
6.	Oil and Gas Properties

The Company, through its subsidiaries, obtained five (5) Petroleum Prospecting Licences (PPL) in Papua New Guinea: PPL#245, PPL#246, PPL#249, PPL#250 and PPL#252. These licences have an initial term of six years and will remain valid until the expiry date (between September 17, 2009 and April 8, 2010) subject to minimum work expenditures and accomplishments being made. The estimated exploration expenditures required are summarized as follows:

6.	Oil and Gas Properties (continued)
	Year 2004 – 2005	$17,000,000
	Year 2006 – 2007	34,600,000
	Year 2008 – 2010	43,700,000
	Total	$95,300,000

Subject to certain conditions being met under the Oil and Gas Act of Papua New Guinea, the licences can be extended beyond the original term of six years. Upon discovery of oil or gas, a Petroleum Retention Licence can be obtained under the Oil and Gas Act of Papua New Guinea.

On January 26, 2005, the Company was granted a Petroleum Retention Licence (PRL) #13 in Papua New Guinea. PRL #13 covers two blocks within PPL #246. The term of the licence is 5 years. The Company has to incur $4,450,000 of exploration expenditures on the two blocks over the term of PRL #13.

The properties over which we hold our licenses are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back-in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises it back-in right.

Acquisition and exploration costs incurred were as follows:

		Six months	January 28, 2003
		ended	(inception) to
		June 30, 2005	December 31, 2004
	Capitalized cost – beginning of period	$2,404,046	$-

	Property acquisition cost, unproved	1,000,000	1,890,851
	Exploration cost	598,766	513,195
	Total cost incurred during the period	1,598,766	2,404,046
	Total capitalized cost
	- unproved property not being amortized	$4,002,812	$2,404,046

7.	Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

	June 30, 2005	December 31, 2004

North America	$5,138,211	$107,440
Papua New Guinea	4,294,184	2,712,284
Total	$9,432,395	$2,819,724

8.	Common Stock Transactions
(a)

In April 2004, the Company received proceeds of a private placement totalling $750,288. The private placement consisted of 150,000 common stock and 150,000 stock purchase warrants. Each stock purchase warrant entitles the holder to acquire one common stock of the Company at a price of $7.50 per share for a period of two years. The value allocated to the warrants was estimated at $207,460 using the fair value of the warrants assigned by the Black-Scholes Option Pricing Model, relative to the fair value of the related common stock issued. The value of the warrants was credited to additional paid in capital. The 150,000 common stock is restricted from trading until April 2005 and the securities issued pursuant to the exercise of warrants are restricted from trading for two years. For the period from July 2004 to December 2004, the Company received $416,000 upon the exercise of 55,467 stock purchase warrants. On March 15, 2005, the Company issued 205,467 common stock in relation to this private placement and the subsequent exercise of warrants. At June 30, 2005 the company recorded a subscription receivable for $ 372,500.00 representing funds received for warrants that will be exercised after June 30, 2005.

The number of stock purchase warrants outstanding and exercisable at June 30, 2005 are 44,866. The expiry date for the warrants will be April 2006 at an exercise price of $7.50.

(b)	On March 17, 2005, the Company issued 55,165 common stock in connection with debt settlement of $357,196 on December 31, 2004.
(c)

On September 20, 2004, the Company granted 50,000 stock options to a director of the Company. The stock options are exercisable at $2.50 per share at a rate of 10,000 common stock every six months from the date of grant, expiring September 20, 2007. The market price of the Company’s shares were $6.50 at the date of grant. All of these options remained unexercised at June 30, 2005.

tock-based compensation was recorded in the consolidated financial statements in relation to the above granting of stock options using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.42%, dividend yield of 0%, volatility factor of 50% and an expected life of the option of 3 years. The fair value of stock option was $4.41 each at the date of grant.

Stock-based compensation is recognized over the period in which the stock options are vested. At December 31, 2004 the company recorded stock based compensation of $ 22,064. At June 30, 2005 the company has recorded stock based compensation for 2005 totalling $ 44,128.

8.	Common Stock Transactions (continued)
(d)

On May 26, 2005 the Company closed on a Private Placement Term Sheet with a financing agent. The private placement consisted of 1,200,000 units at $5 per unit. Each unit will consist of one common stock and 1 stock purchase warrant. Each stock purchase warrant entitles the holder to acquire one common stock of the Company at a price of $7 per share for one year. The agent received 6.5% of gross proceeds of this private placement as commission. An additional 1% finder’s fee was paid based on the gross proceeds of the 1,200,000 units of this private placement. An initial engagement fee of $50,000 was paid to the agent in February 2005 by the issuance of 7,500 common stock of the Company at $6.67 per share.

On May 26, 2005 the company issued 21,429 common stock purchase warrants to C.K. Cooper and Company, Inc., a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934. This issuance was partial payment of a placement fee in connection with the May 26, 2005 private placement, described above. These warrants may be exercised at any time until one year from the effective date of this Registration Statement at an exercise price of $ 7.00 per share.

In the event that the company fails to have the registration statement declared effective by September 26, 2005 (which is deemed to be a registration default), the company will then pay liquidated damages to the selling stockholders. For the period beginning from and including the date of the registration default to but excluding the date on which the registration default is cured, these liquidated damages will accrue at a rate per month equal to 1%. Any liquidated damages that accrue after one year from the Closing Date shall not exceed 6% of the Subscription Amount paid by the Initial Investor. The liquidated damages pursuant to the terms hereof shall apply on a pro rata basis for any portion of a month prior to the cure of an Event.

(e)

On June 6, 2005 the company established a 2005 stock option plan for its directors, officers, employees and consultants (The 2005 Stock Option Plan). At June 6, 2005 the company had granted 1,400,000 stock options to a director and consultants of the Company. The stock options are exercisable at $ 5.00         per share with a restriction of 12 months. After the 12 months 50% of the options will be exercisable. The remainder Stock Options will be exercisable after another 12 months. The market price of the Company’s shares were $ 5.90 at the date of grant.

8.	Common Stock Transactions (continued)
(e)

Stock-based compensation was recorded in the consolidated financial statements in relation to the 2005 Stock Option Plan using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factor of 50% and an expected life of the option of 5 years. The fair value of the stock option was $ 3.12 each at the date of grant.

Stock-based compensation is recognized over the period in which the stock options are vested. At June 30, 2005 the company recorded stock based compensation for the 2005 Stock Option Plan of $ 546,000

9.	Related Party Transactions

Advances payable of $252,725 (January 31, 2004 – nil) represented advances from two directors of the Company. These advances were unsecured, non-interest bearing and due on demand.

10.	Subsequent Events

On July 14, 2005 the company entered into a working relationship with Halliburton Overseas Ltd. “Halliburton” a subsidiary of Halliburton Co. Under the terms of the agreement, Halliburton will provide servicing equipment and all necessary support to the Company for its upcoming re-entry of the Kuru #2 well.

On July 19, 2005 the company announced its intention to re-enter the Kuru #2 well located on PRL 13 in south-central PNG.

Cheetah Oil & Gas Ltd. announced the opening of its new head office in Calgary, Alberta Canada at Suite 200, 809 Manning Rd. N.E., T2E 7M9.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We are a Nevada corporation incorporated on May 5, 1992. We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea. We were previously intending to enter into the businesses of a technology venture finance company to organize, capitalize, acquire and finance technology companies, and subsequent to that attempted to acquire certain resources leases in the Raton Basin. Due to the inability to run these businesses with a profit, the default on the obligations of certain parties and the difficulty in attracting additional capital on terms favorable to existing shareholders, our previous management ceased operation of all prior businesses in 2002.

We currently hold five petroleum prospecting licenses in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres. Our five Petroleum Prospecting Licenses are all located along the Northern Coast. We are now evaluating and exploring the oil and gas prospects over approximately 8.3 million acres in our five license areas in Papua, New Guinea.

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

The licenses held by us require us to engage in drilling operations by certain dates, which will involve obtaining seismic data, drilling exploratory wells, drilling appraisal wells and conducting related activities. We will be required to expend certain minimum amounts in respect of all of the licenses in order to ascertain where and if drilling will be warranted. These licenses have an initial term of six years and will remain valid until the expiry date (between September 17, 2009 and April 8, 2010) subject to minimum accomplishments being made.

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

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company. In April 2004 we completed a private placement of 150,000 shares of common stock and 150,000 stock purchase warrants for total proceeds of $750,288. Subsequently, we received a further $416,000 on the exercise of 55,467 of the stock purchase warrants. The net proceeds received were used as working capital to allow us to finance our commitments under our licences. On May 26, 2005 we completed a private placement of 1,200,000 shares of common stock and 1,200,000 stock purchase warrants for total gross proceeds of $6,000,000, with net proceeds of $5,550,000 after deduction of placement agent fees and finder’s fees.

As at July 31, 2005, our cash on hand is $4,613,322. Over the next twelve months we intend to use all available funds to expand on the exploration and development of our licenses, as follows:

Estimated Funding Required During the Next Twelve Months

Prospect Development & Seismic	$1,470,000	to	$ 7,875,000
Drilling & Development	$2,500,000	to	$ 5,000,000
Offering Costs & Expenses	$ 650,000	to	$ 1,125,000
General Corporate Expenses	$ 700,000	to	$ 1,000,000
Working Capital	$ 680,000	to	$ 850,000
Total	$6,000,000	to	$15,850,000

The minimum expenditures noted above will allow us to maintain our licenses in good standing and will provide us with sufficient funds to significantly advance the exploration and development of the properties and commence drilling operations. Our focus has been and will continue to be the exploration and development of PPL #246 and PRL #13. In the event that we are able to raise further funds, we will primarily expend such funds on further prospect development and seismic studies and then to fund further drilling operations. See “Milestones” below for further information.

As at June 30, 2005, we had $338,658 in current liabilities. As at June 30, 2005 we had a working capital of $4,823,973. Our financial statements report a net loss of $1,553,052 for the cumulative period from January 28, 2003 to June 30, 2005. Our losses increased in part as a result of an overall increase in all expense categories during the period ended June 30, 2005 as we were actively involved in the oil and gas business and incurred acquisition and exploration expenses, as compared to the period from January 28, 2003 to January 31, 2004 when we had no active business operations.

Our total liabilities as of June 30, 2005 were $338,658, compared to $150,061 as at December 31, 2004. The increase was due to an increase to accounts payable.

During the cumulative period from January 28, 2003 to June 30, 2005 we spent $4,002,812 on exploration and acquisition of our oil and gas properties. Of this amount, $2,890,851 was attributable to acquisitions costs, and $1,111,961 was attributable to exploration costs.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We are investigating various financing alternatives to meet our immediate and long-term financial requirements, although we have not entered into any informal or definitive agreements or arrangements. As noted above, these funds may be raised through equity financing, debt financing, other sources, or any combination of the foregoing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our licenses over the next twelve months:

On PRL #13 we intend to drill a re-entry well on the Kuru structure. Commencement will be September, 2005 with anticipated completion in October, 2005. Cost to complete will be approximately $1,500,000, with $100,000 towards production testing.

Geological Survey’s to be carried out on the following geological structures in PPL #246:

•	The Middletown Structure will be surveyed in September at an approximate cost of $300,000;
•	The South East Iehi Structure will be surveyed in September at an approximate cost of $100,000;
•	The Victory Junction Structure will be surveyed in September at an approximate cost of $100,000; and
•	The Kuru Structure will be surveyed in September at an approximate cost of $100,000.

Also on PPL #246, on the Middletown structure we hope to conduct a drilling program of up to 1800 meters in April and May 2006 (at an approximate cost of $4,000 per meter).

Spot surveys will be conducted on PPL #249, PPL #250 and PPL #245 from October 2005 to February 2006.

An Airborne Magnetic Survey is planned during the month of November, 2005. The Airborne Survey will carried out over PPL #250 and PPL #245, at an approximate cost of $900,000 and $400,000 respectively.

Seismic programs will be run on the following geological structures:

•	Middletown, a 30 kilometer seismic program will be run in the months of November and December. The estimated cost will be $80,000 per kilometer for a total cost of up to $2,400,000.
•	Kuru structure, a 15 kilometer seismic program will be run in the months of November and December, 2005. The cost estimated will be $80,000 per kilometer for a total cost of $1,200,000.

On PPL #250, a 40 kilometer seismic program will be run in the months of January, February and March of 2006. The estimated cost will be $80,000 per kilometer for a total cost of up to $3,200,000.

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting licenses in Papua New Guinea. To date, execution of our business plan has largely focused on acquiring petroleum prospecting licenses in Papua New Guinea. We intend to continue to establish and pursue our exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months. Any equipment required for our oil and gas activities will be leased and/or provided by third party contractors.

Employees

In addition to our directors and officers we also have seven employees in Papua, New Guinea. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. We currently have 3 consultants engaged on a contractual basis through two consulting companies, who provide us with technical expertise for oil and gas exploration activities. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for us as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have an impact on our consolidated financial statements.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

As at June 30, 2005, we do not have any proved reserves.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $1,553,052 since inception through June 30, 2005.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

We have yet to attain profitable operations and because we will need additional financing to fund our extensive exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

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

In their report on our annual consolidated financial statements for the year ended December 31, 2004, our independent auditors included explanatory paragraphs regarding concerns about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. As a result of the completion of the private placement in May 2005, we believe we now have sufficient funds to satisfy our estimated cash requirements for the period ending June 30, 2006. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

All or a portion of our interest in our properties may be lost if we are unable to obtain significant additional financing, as we are required to make significant expenditures on the exploration and development of our properties.

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost or our properties may be lost entirely and revert back to the government of Papua, New Guinea. We have limited financial resources and no material cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under the applicable petroleum prospecting licenses. Although historically we have announced additional financings to proceed with the development of some of our previous properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favourable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of our petroleum prospecting licenses.

Due to the losses incurred since inception, our stockholders’ deficiencies and our not having generated any revenues to date or currently generating any revenues, there is substantial doubt about our ability to continue as a going concern.

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

We have licenses with respect to our oil and gas properties and believe our interests are valid and enforceable given that they have been granted directly by the government of Papua, New Guinea. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Further, the properties are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. If the interests in our properties is challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

All of our projects are located in Papua, New Guinea where oil and gas exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

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

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including our President, Mr. Garth Braun, also one of our directors. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees other than for Mr. Braun. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

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

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

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

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the licenses.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas properties for drilling operations and necessary drilling equipment, as well as for access to funds. There can be no assurance that the necessary funds can be raised or that any projected work will be completed. There are other competitors that have operations in the properties in Papua, New Guinea and the presence of these competitors could adversely affect our ability to acquire additional property interests.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company. Further, exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

Oil and gas operations in Papua, New Guinea are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations in Papua, New Guinea are also subject to federal and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.

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

Any change to government regulation/administrative practices in regards to conducting business generally in Papua, New Guinea may have a negative impact on our ability to operate and our profitability.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Papua, New Guinea or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business in Papua, New Guinea.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability in Papua, New Guinea.

RISKS RELATED TO OUR COMMON STOCK

Additional authorized common shares issued in the future will decrease the existing shareholders’ percentage equity ownership and, depending upon the price at which they are issued, could be dilutive to the existing shareholders.

Our constating documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001. The amendment to our corporation’s Articles to increase our authorized share capital and authorize the Preferred Shares will not have any immediate effect on the rights of existing shareholders. However, our board of directors will have the authority to issue authorized common stock and the Preferred Shares without requiring future shareholders approval of such issuances, except as may be required by applicable law or exchange regulations. To the extent that additional authorized common shares are issued in the future, they will decrease the existing shareholders’ percentage equity ownership and, depending upon the price at which they are issued, could be dilutive to the existing shareholders.

The increase in the authorized number of shares of our common stock and the subsequent issuance of such shares could have the effect of delaying or preventing a change in control of our company without further action by the shareholders. Shares of authorized and unissued common stock could be issued (within limits imposed by applicable law) in one or more transactions. Any such issuance of additional stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of common stock, and such additional shares could be used to dilute the stock ownership or voting rights of a person seeking to obtain control of our company.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2005 we completed a private placement of 1,200,000 shares of common stock and 1,200,000 stock purchase warrants to 17 accredited investors (the selling stockholders) for total proceeds of $6,000,000. Each stock purchase warrant entitles the holder to acquire one share of common stock of our company at a price of $7.00, at any time until one year from the effective date of this Registration Statement. The investors confirmed in writing that they were accredited investors and represented their intention to acquire the securities for investment purposes and not with a view to distribution. We did not, and no person acting on our behalf, used any form of general solicitation or general advertising in connection with this offering. Appropriate legends were affixed to the stock certificates issued to the investors. The investors acknowledged that the sale of the securities was not registered under the Securities Act of 1933 and the securities could not be resold unless the securities were registered or unless an exemption from such registration was available. As a result of the foregoing, we relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the shares.

On May 26, 2005, we issued 21,429 common stock purchase warrants to C.K. Cooper and Company, Inc., a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934.

This issuance was partial payment of a placement fee in connection with the May 26, 2005 private placement, described above. These warrants may be exercised at any time until one year from the effective date of this Registration Statement at an exercise price of $7.00 per share.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

In lieu of a meeting of shareholders, by consent resolutions dated May 27, 2005, holders of a majority of the outstanding shares of our company, gave written consent to the amendments to our Articles of Incorporation to increase our authorized share capital from 50,000,000 shares to 200,000,000 shares and the creation of Preferred shares in order to enhance our ability to attract future financing to develop and operate our business.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.4	Certificate of Amendment dated May 25, 2004(incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.3	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)
(4)	Instruments Defining the Rights of Security Holders
4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)
4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)

(10)	Material Contracts
10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)
10.2	Form of Share Purchase Agreement dated May 13, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2004)
10.3	Engagement Letter with CK Cooper & Co. dated February 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2005)
10.4	Managing Dealer Agreement with CK Cooper & Co. dated March 31, 2005 (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
10.5

Form of Subscription Agreement with the following subscribers, in connection with the private placement on May 26, 2005 (incorporated by reference from our Current Report on Form 8-K filed on May 27, 2005):

Gary Brennglass

B&E Apartments, LP

HEM Properties

Frey Living Trust

Edward Ajootian

Bruce E. O’Brien Living Trust Dated 12/17/91

Kent Seymour & Maskaria Seymour

GSSF Master Fund, LP

Gryphon Master Fund, L.P.

Colonial Fund, LLC

Enable Opportunity Partners L.P.

Enable Growth Partners L.P.

Cranshire Capital, L.P.

Bushido Capital Master Fund, LP

Gamma Opportunity Capital Partners, LP Class C

Gamma Opportunity Capital Partners, LP Class A

Renata Kalweit

10.6	Management Agreement with Garth Braun dated for reference May 1, 2005 (incorporated by reference from our Registration Statement on Form SB-2 filed on June 23, 2005).
10.7

Agreement dated effective July 14, 2005 between Cheetah Oil and Gas (PNG) Limited and Halliburton Overseas Limited. (incorporated by reference from our Current Report on Form 8-K filed on August 12, 2005)

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(21)	Subsidiaries of the Registrant

21.1	Cheetah Oil and Gas Ltd., a company incorporated pursuant to the laws of British Columbia Scotia Petroleum Inc., a company incorporated pursuant to the laws of British Columbia
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Garth Braun
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ted Kozub
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

/s/ Garth Braun

By: Garth Braun, President and Director

(Principal Executive Officer)

Dated: August 23, 2005

/s/ Ted Kozub

By: Ted Kozub, Chief Financial Officer and Director

(Principal Financial Officer)

Dated: August 23, 2005