Form 10QSB
period 2005-09-30
CHEETAH OIL & GAS LTD.
filed 2005-11-15
CIK 908821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission file Number: 000-26907

CHEETAH OIL & GAS LTD.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

93-1118938

(I.R.S. Employer Identification Number)

Second Floor, 809 Manning Road NE

Calgary, Alberta T2E 7M9 Canada

(Address of principal executive offices)

(403) 248-5300

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,629,814 shares of common stock as at September 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐	No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(check one): Yes ☐	No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(check one): Yes [	]	No [ X ]

D/ljm/788401.1

CHEETAH OIL & GAS LTD.

INDEX

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2005

Consolidated Statements of Stockholders' Equity
for the period ended September 30, 2005

Consolidated Statements of Operations
for the period ended September 30, 2005

Consolidated Statements of Cash Flows
for the period ended September 30, 2005

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

D/ljm/788401.1

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

September 30, 2005

D/ljm/788401.1

Index

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2005
(Unaudited)
(Expressed in U.S. Dollars)
(Basis of Presentation – Note 1)	September 30 2005	December 31 2004
ASSETS
Current assets
Cash and cash equivalents	$2,690,434	$151,076
Prepaid and deposits	323,873	11,006

Total current assets	3,014,307	162,082

Refundable deposits for petroleum prospecting licenses	169,144	162,544
Equipment (Note 5)	93,969	91,052
Oil and gas properties, unevaluated (Note 6)	5,739,162	2,404,046

Total assets	$9,016,582	$2,819,724

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$64,633	$79,590
Advances payable – related parties (Note 9)		70,471

Total current liabilities	64,633	150,061

Commitments (Note 6)

STOCKHOLDERS' EQUITY
Share capital
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 36,629,814 shares	36,630	35,020

Additional paid in capital	10,917,152	1,932,853

Subscriptions received	372,500	1,166,288

Deficit accumulated during the exploration stage	(2,374,333)	(464,498)

Total stockholders' equity	8,951,949	2,669,663

Total liabilities and stockholders' equity	$9,016,582	$2,819,724
The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 28, 2003 (inception) to Sept. 30, 2005
(Unaudited)
(Expressed in US Dollars)

	Common stock Shares Amount		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration stage	Total Stock-holders’ Equity

Initial capitalization as a result of reverse acquisition (Note 1)	25,000,000	$25,000	$(24,924)	$-	$-	$76
10,000,000 shares allotted for services in connection with the application for petroleum prospecting licenses	-	-	1,000,000	-	-	1,000,000
Net loss for the period	-	-	-	-	(812)	(812)
Balance, January 31, 2004	25,000,000	25,000	975,076	-	(812)	999,264
Shares issued for services in connection with the application for petroleum prospecting licenses	10,000,000	10,000	(10,000)	-	-	-
Recapitalization to effect the acquisition of Cheetah Nevada	19,682	20	(15,798)	-	-	(15,778)
Contribution received from a shareholder of the company in connection with the acquisition of Scotia	-	-	604,315	-	-	604,315
Debt settlement (Note 8(b))	-	-	357,196	-	-	357,196
Subscriptions received (Note 8(a))	-	-	-	1,166,288	-	1,166,288
Stock-based compensation (Note 8(c))	-	-	22,064	-	-	22,064
Net loss for the period	-	-	-	-	(463,686)	(463,686)
Balance, December 31, 2004	35,019,682	$35,020	$1,932,853	$1,166,288	$(464,498)	$2,669,663

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 28, 2003 (inception) to Sept. 30, 2005
(Unaudited)
(Expressed in US Dollars)

	Common stock Shares Amount		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration stage	Total Stock-holders’ Equity
Balance, December 31, 2004	35,019,682	$35,020	$1,932,853	$1,166,288	$(464,498)	$$2,669,663
Shares issued for subscriptions received (Note 8(a))	205,467	205	1,166,083	(1,166,288)	-	-
Shares issued for debt settlement (Note 8 (b))	55,165	55	(55)	-	-	-
Purchased minority interest of Scotia	142,000	142	999,858	-	-	1,000,000
Subscriptions received	-	-	-	372,500	-	372,500
Share issue costs	7,500	8	(8)	-	-	-
Stock-based compensation (Note 8(c))	-	-	22,064	-	-	22,064
Net loss for the period	-	-	-	-	(235,766)	(235,766)

Balance, March 31, 2005	35,429,814	$35,430	$4,120,795	$372,500	$(700,264)	$3,828,461

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 28, 2003 (inception) to Sept. 30, 2005
(Unaudited)
(Expressed in US Dollars)

	Common stock		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration	Total Stock-holders’
	Shares	Amount			stage	Equity
Balance March 31, 2005	35,429,814	$35,430	$4,120,795	$372,500	$(700,264)	$3,828,461

Issuance of common stock pursuant to a private placement at $5.00 per share, net of share issuance costs of $450,000 in June,2005 (Note 8 (d) )	1,200,000	1,200	5,548,800	-	-	5,550,000
Stock-based compensation (Note 8 (c) )	-	-	22,064	-	-	22,064
Stock-based compensation (Note 8 (e) )	-	-	546,000	-	-	546,000
Net Loss for the Period	-	-	-	-	(852,788)	(852,788)

Balance, June 30, 2005	36,629,814	$36,630	$10,237,659	$372,500	$(1,553,052)	$9,093,737

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 28, 2003 (inception) to Sept. 30, 2005
(Unaudited)
(Expressed in US Dollars)

	Common stock		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration	Total Stock-holders’
	Shares	Amount			stage	Equity
Balance June 30, 2005	36,629,814	$36,630	$10,237,659	$372,500	$(1,553,052)	$9,093,737
Stock-based compensation (Note 8 (c) )	-	-	22,064	-	-	22,064
Stock-based compensation (Note 8 (e) )	-	-	657,429	-	-	657,429
Net Loss for the Period	-	-	-	-	(821,281)	(821,281)

Balance, Sept. 30, 2005	36,629,814	$36,630	$10,917,152	$372,500	$(2,374,333)	$8,951,949

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation) (An exploration stage enterprise) Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2005	Eight Months Ended Sept. 30, 2004	Cumulative from January 28,2003 to Sept 30, 2005
				(Note 1)
General and administrative expenses
Accounting and legal	$ 7,642	$ 37,979	$125,991	$ 83,664	$ 246,249
Depreciation	5,780	-	17,780	-	30,642
Application fees and permits	1,382	-	7,022	32,340	54,320
Consulting fee	77,250	6,746	128,253	28,030	163,295
Office & Misc.	(12,688)	35,266	41,460	66,142	70,616
Investor relations and shareholder Info.	26,591	14,568	94,882	24,157	204,930
Insurance	3,238	-	110,429	5,619	110,429
Rental and communication	23,089	13,981	44,232	21,305	85,120
Salaries and benefit	1,507	28,728	17,408	45,600	33,125
Travel	7,997	19,764	52,769	40,818	113,617
Stock-based compensation (Note 8 (e)) direct awards	657,429	-	1,203,417	-	1,203,417
Stock-based compensation (Note 8 (c)) direct awards	22,064	-	66,192	-	88,256
Operating expenses before other item	(821,281)	(157,032)	(1,909,835)	(347,675)
Other Item	-	20,986	-	21,886
Loss before minority interests	(821,281)	(136,046)	(1,909,835)	(325,789)	(2,404,016)

Minority interests	-	-	-	-	29,683

Net loss for the period	$ (821,281)	$ (136,046)	$ (1,909,835)	$ (325,789)	$ (2,374,333)

Loss per share
- basic and diluted	(0.02)	(0.00)	(0.05)	(0.01)
Weighted average number of common stock outstanding - basic and diluted	36,629,814	35,169,682	35,877,967	33,019,478

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH OIL & GAS LTD.
(Formerly Bio-American Capital Corporation)
(An exploration stage enterprise)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
	Nine Months Ended Sept.30,2005	Eight Months Ended Sept. 30, 2004 (Note 1)	Cumulative from January 28,2003 (inception) to Sept. 30,2005
Cash flows from (used in) operating activities
Net loss for the period	$ (1,909,835)	$ (325,789)	$ (2,374,333)
Items not involving cash
- depreciation	17,780	-	30,642
- stock-based compensation	1,269,609	-	1,291,673
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
- prepaid and deposits	(312,791)	128,434	(323,797)
- refundable licenses deposits	(6,600)	(3,699)	(102,000)
- accounts payable and accrued liabilities	(14,957)	101,748	35,735
- minority interest	-	64,473	-

Net cash used in operating activities	(956,794)	(34,833)	(1,442,080)

Cash flows from financing activities
Issuance of common stock and subscriptions received	5,922,500	750,289	7,088,864
Advances payable	(70,471)	11,470	357,196

Net cash from financing activities	5,852,029	761,759	7,446,060

Cash flows used in investing activities
Purchase of equipment	(20,697)	-	(124,611)
Oil and gas properties	(2,335,194)	(379,208)	(2,887,341)
Cash paid in connection with acquisition of Scotia net of cash received	14	(301,594)	(301,594)

Net cash used in investing activities	(2,355,877)	(680,802)	(3,313,546)

Increase in cash and cash equivalents	2,539,358	46,124	2,690,434

Cash and cash equivalents, beginning of period	151,076	-	-

Cash and cash equivalents, end of period	$ 2,690,434	$ 46,124	$ 2,690,434
Supplementary information on non-cash activities:
- Shares issued for acquisition of minority interests	-	-	1,000,000
- Contribution received from a shareholder of the Company in connection with the acquisition of Scotia	-	604,492	604,492
- Debts assumed and settled by a shareholder of the Company	-	422,411	422,411

Total	$ -	$ 1,026,903	$ 2,026,903

No interest or Income Taxes were paid in the period
The accompanying notes are an integral part of these consolidated financial statements.

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

On March 5, 2004, Cheetah Nevada entered into an Acquisition Agreement (“Agreement”), whereby Cheetah Nevada issued 25,000,000 (post-consolidation) shares of its common stock in exchange for all of the issued and allotted common stock of Cheetah BC. In connection with this transaction, $130,000 debt owed by Cheetah Nevada was assumed and settled by a director. The stockholder owning a majority of the outstanding voting securities of Cheetah Nevada approved a reverse split of common stock at the rate of one share of every 200 shares outstanding and thereafter increased the number of authorized shares of common stock to 50,000,000. Cheetah Nevada is a non-operating shell company and immediately prior to the Agreement, it had 19,682 (post-consolidation) shares of common stock issued and outstanding. The acquisition was accounted for as recapitalization of Cheetah BC because the shareholders of Cheetah BC controlled Cheetah Nevada after the acquisition. Cheetah BC was treated as the acquiring entity for accounting purposes and Cheetah Nevada was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Cheetah BC. The issued and allotted common stock of Cheetah BC prior to the completion of acquisition was restated to reflect the 25,000,000 (post-consolidation) common stock issued by Cheetah Nevada. The Company has an office in Nanaimo, British Columbia, Canada.

On February 25, 2004, the Company registered 10,000,000 shares under an Equity Performance Plan. These shares were for services related to the application for petroleum prospecting licences and were issued in March 2004 to May 2004. Management estimated the fair value of the services to be $1,000,000 and was capitalized as the oil and gas properties.

1. Incorporation, Nature of Operations and Basis of Presentation (continued)

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The comparatives are for the eight months ended September 30, 2004 since the Company previously had the year-end in January 31, 2004.

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

The total fair value of net assets acquired on June 24, 2004 and March 10, 2005 are summarized as follows:

	Cash	$105
	Refundable deposits for petroleum prospecting licenses	66,237
	Oil and gas properties, unevaluated	1,852,601
	Current liabilities	(12,943)
		$1,906,000

4.	Acquisition of Scotia Petroleum Inc. (“Scotia”) continued:

The acquisition of Scotia is accounted for as a business combination. The primary reasons for the acquisition of Scotia are as follows:

•	Scotia owned strategic prospecting licences in Papua New Guinea;
•	The acquisition of Scotia is critical with respect to the assembling of licences in Papua New Guinea; and
•	Petroleum Prospecting Licences held by Scotia had previous geological and drilling information that was necessary to the Company’s operations.

The operating results of Scotia from June 24, 2004, to Sept. 30, 2005 are included in the consolidated statement of operations.

5.	Equipment
	September 30	December 31
	2005	2004

Cost
Office furniture, equipment and vehicles	$124,611	$103,914

Accumulated depreciation
Office furniture, equipment and vehicles	30,642	12,862

	$93,969	$91,052

6.	Oil and Gas Properties

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

Year 2004 – 2005	$17,000,000
Year 2006 – 2007	34,600,000
Year 2008 – 2010	43,700,000
Total	$95,300,000

6.	Oil and Gas Properties (continued)

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

Acquisition and exploration costs incurred were as follows:

	Nine months	January 28, 2003
	ended	(inception) to
	Sept 30, 2005	December 31, 2004
Capitalized cost – beginning of period	$ 2,404,046	$ -

Property acquisition cost, unproved	1,000,000	1,890,851
Exploration cost	2,335,116	513,195
Total cost incurred during the period	3,335,116	2,404,046
Total capitalized cost
- unproved property not being amortized	$ 5,739,162	$ 2,404,046

           For the nine month period ending September 30, 2005 the Company capitalized    $ 34,674 (Dec 31, 2004 $ 10,608) of administration costs as capital.

7.	Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

	Sept. 30, 2005	December 31, 2004

North America	$ 2,790,897	$ 107,440
Papua New Guinea	6,225,685	2,712,284
Total	$ 9,016,582	$ 2,819,724

8.	Common Stock Transactions
(a)

In April 2004, the Company received proceeds of a private placement totaling $750,288. The private placement consisted of 150,000 common stock and 150,000 stock purchase warrants. Each stock purchase warrant entitles the holder to acquire one common stock of the Company at a price of $7.50 per share for a period of two years. The value allocated to the warrants was estimated at $207,460 using the fair value of the warrants assigned by the Black-Scholes Option Pricing Model, relative to the fair value of the related common stock issued. The value of the warrants was credited to additional paid in capital. The 150,000 common stock is restricted from trading until April 2005 and the securities issued pursuant to the exercise of warrants are restricted from trading for two years. For the period from July 2004 to December 2004, the Company received $416,000 upon the exercise of 55,467 stock purchase warrants. On March 15, 2005, the Company issued 205,467 common stock in relation to this private placement and the subsequent exercise of warrants. At September 30, 2005 the company recorded a subscription receivable for $ 372,500, the current balance (December 31, 2004 was $1,166,288) representing funds received for warrants that will be exercised after September 30, 2005.

The number of stock purchase warrants outstanding and exercisable at September 30, 2005 are 44,866 (December 31, 2004 was 94,533). The expiry date for the warrants will be April 2006 at an exercise price of $7.50.

(b)	On March 17, 2005, the Company issued 55,165 common stock in connection with debt settlement of $357,196 on December 31, 2004.
(c)

On September 20, 2004, the Company granted 50,000 stock options to a director of the Company. The stock options are exercisable at $2.50 per share at a rate of 10,000 common stock every six months from the date of grant, expiring September 20, 2007. The market price of the Company’s shares was $6.50 at the date of grant. All of these options remained unexercised at September 30, 2005.

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

Stock-based compensation is recognized over the period in which the stock options are vested. During the nine months ending September 30, 2005 the company has recorded stock based compensation totaling $ 66,192 (September 30, 2004 – Nil).

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

(e)

On June 6, 2005 the company established a 2005 stock option plan for its directors, officers, employees and consultants (The 2005 Stock Option Plan). At June 6, 2005 the company had granted 1,400,000 stock options to a director and consultants of the Company. The stock options are exercisable at $ 5.00 per share with a restriction of 12 months. After the 12 months 50% of the options will be exercisable. The remainder Stock Options will be exercisable after another 12 months. The market price of the Company’s shares was $ 5.90 at the date of grant.

8.  Common Stock Transactions (continued)

(e)	(continued)

Stock-based compensation was recorded in the consolidated financial statements in relation to the 2005 Stock Option Plan using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4%, dividend yield of 0%, volatility factor of 50% and an expected life of the option of 5 years. The fair value of the stock option was $ 3.12 each at the date of grant.

In July, 2005 a further 250,000 options was granted to a director. The stock options are exercisable at $ 5.00 per share with a restriction of 11 months. After the 11 months 50% of the options will be exercisable. The remainder Stock Options will be exercisable after another 12 months. The market price of the Company’s shares was $ 5.90 at the date of grant.

Stock-based compensation is recognized over the period in which the stock options are vested. At September 30, 2005 the company recorded stock based compensation for the 2005 Stock Option Plan of $ 1,203,417.

9.	Related Party Transactions

Advances payable due to two directors of the Company was paid in the 3rd quarter.

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

As at September 30, 2005, our cash on hand is $2,690,434. Over the next twelve months we intend to use all available funds to expand on the exploration and development of our licenses, as follows:

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

As at September 30, 2005, we had $64,633 in current liabilities. As at September 30, 2005 we had a working capital of $2,949,674. Our financial statements report a net loss of $2,374,333 for the cumulative period from January 28, 2003 to September 30, 2005. Our losses increased in part as a result of an overall increase in all expense categories during the period ended September 30, 2005 as we were actively involved in the oil and gas business and incurred acquisition and exploration expenses, as compared to the period from January 28, 2003 to January 31, 2004 when we had no active business operations.

Our total liabilities as of September 30, 2005 were $64,633, compared to $150,061 as at December 31, 2004. The increase was due to an increase to accounts payable.

During the cumulative period from January 28, 2003 to September 30, 2005 we spent $5,739,162 on exploration and acquisition of our oil and gas properties. Of this amount, $2,890,851 was attributable to acquisitions costs, and $2,848,311 was attributable to exploration costs.

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

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our licenses over the next twelve months:

On PRL #13 we intend to drill a re-entry well on the Kuru structure. Commencement will be November, 2005 with anticipated completion in December, 2005. Cost to complete will be approximately $1,500,000, with $100,000 towards production testing.

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

Spot surveys will be conducted on PPL #249, PPL #250 and PPL #245 from October 2005 to February 2006.

An Airborne Magnetic Survey is planned during the month of November, 2005. The Airborne Survey will be carried out over PPL #250 and PPL #245, at an approximate cost of $900,000 and $400,000 respectively.

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

As at September 30, 2005, we do not have any proved reserves.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $2,374,333 since inception through September 30, 2005.

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

In their report on our annual consolidated financial statements for the year ended December 31, 2004, our independent auditors included explanatory paragraphs regarding their substantial doubts about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. As a result of the completion of the private placement in May 2005 for gross proceeds of $6,000,000, we believe we now have sufficient funds to satisfy our estimated minimum cash requirements for the period ending September 30, 2006, although we may be required to minimize certain expenses. We estimate our minimum cash requirements for that period to be $6,000,000. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under the applicable petroleum prospecting licenses. Although historically we have announced additional financings to proceed with the development of some of our properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favourable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of our petroleum prospecting licenses.

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

We have licenses with respect to our oil and gas properties and we believe our interests are valid and enforceable given that they have been granted directly by the government of Papua, New Guinea, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Further, the properties are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. If the interests in our properties is challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

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

Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the prospectus is accurate as of any date other than the date on the front of this prospectus.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)
(4)	Instruments Defining the Rights of Security Holders
4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)
4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)
(10)	Material Contracts
10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)
10.2	Form of Share Purchase Agreement dated May 13, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2004)
10.3	Engagement Letter with CK Cooper & Co. dated February 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2005)
10.4	Managing Dealer Agreement with CK Cooper & Co. dated March 31, 2005 (incorporated by reference from our Form 10-KSB filed on April 8, 2005)

10.5

Form of Subscription Agreement with the following subscribers, in connection with the private placement on May 26, 2005 (incorporated by reference from our Current Report on Form 8-K filed on June 2, 2005):

Gary Brennglass

B&E Apartments, LP

HEM Properties

Frey Living Trust

Edward Ajootian

Bruce E. O’Brien Living Trust Dated 12/17/91

Kent Seymour & Maskaria Seymour

GSSF Master Fund, LP

Gryphon Master Fund, L.P.

Colonial Fund, LLC

Enable Opportunity Partners L.P.

Enable Growth Partners L.P.

Cranshire Capital, L.P.

Bushido Capital Master Fund, LP

Gamma Opportunity Capital Partners, LP Class C

Gamma Opportunity Capital Partners, LP Class A

Renata Kalweit

10.6	Management Agreement with Garth Braun dated for reference May 1, 2005. (incorporated by reference from our Registration Statement on Form SB-2 filed on June 23, 2005)
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

Dated: November 15, 2005

/s/ Ted Kozub

By: Ted Kozub, Chief Financial Officer and Director

(Principal Financial Officer)

Dated: November 15, 2005