Form 10KSB
period 2005-12-31
CHEETAH OIL & GAS LTD.
filed 2006-04-18
CIK 908821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-26907

CHEETAH OIL & GAS LTD.
(Name of small business issuer in its charter)

Nevada	93-1118938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Second Floor, 809 Manning Road NE Calgary, Alberta	T2E 7M9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (403) 248-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [	]	No ☒

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

D/ljm/846053.1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [X ]

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

11,281,046 common shares @ $3.31(1) = $37,340,262

(1) Average of bid and ask closing prices on April 10, 2006.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

36,798,231 common shares issued and outstanding as of April 10, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

D/ljm/846053.1

PART I

Item 1.	Description of Business.

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

General Overview

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea. We were previously intending to enter into the businesses of a technology venture finance company to organize, capitalize, acquire and finance technology companies, and subsequent to that attempted to acquire certain resources leases in the Raton Basin. Due to the inability to run these businesses with a profit, the default on the obligations of certain parties under material agreements pertaining to these businesses and the difficulty in attracting additional capital on terms favorable to existing shareholders, previous management of our company ceased operation of these businesses in prior years. From October of 2002 to March of 2004, we did not have any business operations as a result of the termination of the previously mentioned business ventures, and as a result our current management believes that we would have been classified as a “blank check” company during that period. Given such classification, any of our shareholders who acquired our stock during this period may be prevented from selling such stock in reliance on Rule 144, promulgated under the Securities Act of 1933, as amended.

Corporate History

We were incorporated under the laws of the State of Nevada on May 5, 1992 under the name “Bio-American Capital Corporation”.

On March 5, 2004 we acquired all of the issued and outstanding shares of Cheetah Oil & Gas Ltd., a private British Columbia company, in exchange for 25,000,000 shares of our common stock. Therefore, for accounting purposes, Cheetah Oil & Gas Ltd. was deemed to have acquired Bio American Capital Corporation. We changed our name to “Cheetah Oil & Gas Ltd.” by a Certificate of Amendment filed on May 25, 2004 with the Nevada Secretary of State. Immediately prior to the Cheetah acquisition we had 62 shareholders of record.

On May 25, 2005, our board of directors unanimously approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Articles to increase our authorized shares of common

D/ljm/846053.1

stock to 200,000,000 shares, and authorize the issuance of up to 100,000,000 shares of preferred stock in the capital of our corporation, for which the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of preferred stock.

Subsequent to our Board of Directors’ approval of the Amendments, the holders of the majority of the outstanding shares of our corporation gave us their written consent to the Amendments to our Articles of Incorporation on May 27, 2005. Therefore, our corporation will file Articles of Amendment to amend our Articles of Incorporation to give effect to the foregoing amendments. The Articles of Amendment will become effective when they are filed with the Nevada Secretary of State.

The general purpose and effect of the amendment to our corporation’s Articles is to increase our authorized share capital and authorize the preferred shares, which will enhance our company’s ability to finance the development and operation of our business.

Our common shares were quoted for trading on the OTCBB on December 8, 1998 under the symbol “BIAN”. In October 1999, due to the change in Rule 15c2-11, we were reduced to trading in the “Pink Sheets” because we did not have an effective Form 10-SB. In August 1999 our Form 10-SB became effective. A Form 211 application was accepted by the NASD Regulations, Inc. and our shares of common stock were quoted for trading on the OTCBB in June 2002. On May 25, 2004 our symbol changed to “COGL”.

We have not been involved in any bankruptcy, receivership or similar proceeding. All dollar amounts referred to herein are U.S. dollars, unless otherwise noted.

Our Current Business

On March 5, 2004, we entered into an acquisition agreement with Georgina Martin, the sole shareholder of Cheetah Oil & Gas Ltd., a British Columbia company, for the acquisition of all the outstanding equity securities of Cheetah, being 100 shares of common stock, in exchange for 25,000,000 shares of our common stock. As a result of this transaction, Cheetah has become our wholly owned subsidiary. The principal assets of Cheetah were three petroleum prospecting licenses: PPL #249, PPL #250 and PPL #252 issued by the Minister of Petroleum and Energy for Papua New Guinea. The licenses require Cheetah to engage in exploratory and developmental activities by certain dates as specified in the respective licenses, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities. PPL #249 covers a total of 1,501,050 acres, PPL #250 covers a total of 2,001,400 acres and PPL #252 covers a total of 1,841,288 acres.

As a result of the above acquisition, we changed our name to “Cheetah Oil & Gas Ltd.” by a Certificate of Amendment filed on May 25, 2004 with the Nevada Secretary of State.

On June 24, 2004, our wholly owned subsidiary Cheetah Oil & Gas Ltd. (B.C.) entered into an acquisition agreement with the controlling shareholders of Scotia Petroleum Inc. (“Scotia”) to acquire 31,518,829 Scotia common shares or an 85.14% controlling interest (of a total of 37,018,829 Scotia shares issued and outstanding). As consideration, we paid the sum of $301,887 US dollars to the selling Scotia shareholders. In addition, one of our shareholders (who was not an affiliate of our company) who was also a Scotia shareholder contributed 256,315 shares of restricted stock of the Company valued at $ 1,817,273 to the other Scotia shareholders. The share value of $7.09 was based on the average market price of the Company’s common stock over the five-day period before and after May 13, 2004, the date of agreement to purchase the Company. Cheetah Oil & Gas Ltd. (B.C.) has also acquired an option to purchase an additional 13.51%, or 5,000,000 shares, of the issued shares of Scotia for a period of two years for $1,000,000. On March 10, 2005 we exercised our option to acquire the additional Scotia shares, and as consideration for which we issued 142,000 restricted shares of common stock on March 17, 2005 of the company at $ 7.04 per share. The share value of $ 7.04 was based on the average market price of the Company’s common stock over the five-day period before and after March 10, 2005. As a result, Scotia has become our majority controlled subsidiary as we now hold 98.65% of the issued and outstanding shares of Scotia.

The principal assets of Scotia are two Petroleum Prospecting Licenses (PPL) - PPL #245 and PPL #246 - issued by the Minister of Petroleum Energy for Papua New Guinea. The licenses require Scotia to engage in exploratory and developmental activities by certain dates, including obtaining seismic data, drilling an exploratory well, drilling an

D/ljm/846053.1

appraisal well and conducting related activities. Scotia will be required to expend certain minimum amounts in respect of the licenses.

The management of Cheetah was undecided on whether it was going to exercise the option to purchase the further 13.51% of Scotia on the initial purchase of the 85.14% interest in Scotia. Subsequent to the purchase of the initial Scotia shares, we engaged in further investigation to assist in making the decision to exercise the option and acquire the additional Scotia shares.

The initial purchase of Scotia occurred June 2004. During the month of June 2004, Mr. Braun the present CEO of the company visited Papua New Guinea and began a detailed review of the assets of Scotia Petroleum licenses 245 and 246. Mr. Braun carried out a visual inspection of the licenses with the Company’s chief geologist and a review of historical data on the licenses.

From his review he determined that both licenses had significant potential and PPL #246 offered significant opportunity to Cheetah. Mr. Braun learned the following from his visit to Papua New Guinea in June of 2004:

1.	PPL # 246 was adjacent to existing infrastructure, being the oil pipeline to the Kumul Terminal and the proposed Natural Gas Pipeline to Australia;
2.	On review of the historical drilling activity on the license three wells had been drilled in the north east section of the license;
3.

Two of the wells drilled on the license in the 1950’s had intersected a significant gas bearing structure. The Kuru-1 well was a gas discovery, which blew out on the 10th of January 1956. Records indicated that the well blew out for approximately 4 months at a rate of 50 to 100 thousand cubic feet (MCF) of gas per day; and

4.	The Kuru-2 well was drilled and experienced significant pressure as drilling proceeded.

In addition to the foregoing investigations and findings, subsequent to Cheetah acquiring Scotia Petroleum, the CEO hired, Tayfun Babadagli, PhD to prepare a reservoir study on the Kuru structure. The results of the study were received during November 2004. Under PPL #246 Cheetah then applied for a petroleum retention license (PRL) on the Kuru structure on November 12, 2004 and was granted PRL #13 on January 27, 2005, covering 40,000 acres. PRL #13 is the only PRL that we have been granted to date.

A PRL is required given that if we are to proceed with exploration and drilling and hopefully production, we must obtain a PRL as part of this process to allow us to commence drilling operations.

Subject to the Oil and Gas Act of Papua New Guinea and to any condition in the licence, a PRL remains in force:

a)	for a period of five years commencing on the day on which the licence takes effect; and
b)	where the licence is extended, for a further period of five years at each extension.

The next step that follows the granting of a PRL is to put the gas field into production and a company then must apply for Petroleum Development Licence.

In June 2004, we also hired 3D-GEO Inc. of Melbourne, Australia to prepare a Hydrocarbon Prospectivity Report of PPL #246. The report was received during November of 2004.

Based on the reports received and the granting of PRL #13, it became clear to management that PPL #246 and PRL #13 were representative of a significant asset to the company. As Cheetah was planning on raising further capital in the spring of 2005, a greater percentage ownership of Scotia would further assist in the valuation of Cheetah Oil & Gas. In addition it became clear that PPL #246 was becoming the cornerstone of Cheetah’s license portfolio and management determined it to be in the best interest of the company to acquire the interest to ensure that there would not be any potential disputes in the future as to the right to acquire the interest.

D/ljm/846053.1

PPL #245 covers a total of 2,501,750 acres and is located along the Northern coast of Papua New Guinea, adjacent to Cheetah’s existing PPL #249. It straddles both the East and West Sepik sub-basins. Preliminary evaluation by our President and Chief Geologist indicated both oil and gas seeps in parts of PPL #245. The oil and gas seeps were identified by our President and our Chief Geologist when they visited PPL#245 in June of 2004. Their physical inspection identified two locations with visible seeps in the Foruk and Matapan locations. Seeps are areas where the hydrocarbons are reaching the surface and "seeping" out of the ground. PPL #245 was originally issued on September 17, 2003 and will remain valid until September 17, 2009 subject to minimum work expenditures and accomplishments being made. The minimum forecasted expenditures to retain this license in good standing for the 6 year period will be $18,900,000 should the further development of PPL #245 be warranted as our exploration program proceeds.

PPL #246 covers 540,378 acres located in the south-central region of Papua New Guinea, located south of Cheetah’s existing PPL #250. The property is within the Papuan Basin. The western part of PPL #246 is rated to be prospective with potential for petroleum systems. Based upon our review of all available data, we believe that there is potential for gas accumulations in the western part of PPL #246, as also stated in the report of 3D-GEO Inc. PPL #246 was originally issued on October 15, 2003 and will remain valid until October 15, 2009 subject to minimum work expenditures and accomplishments being made. The minimum forecasted expenditures to retain this license in good standing for the 6 year period will be $19,900,000 should the further development of PPL #246 be warranted as our exploration program proceeds.

We have commissioned and received a resource and risk assessment of PPL #246 from 3D-GEO Inc. of Melbourne, Australia. As noted above, PPL #246 is held by our majority controlled subsidiary, Scotia Petroleum Inc. 3D Geo is a Melbourne, Australia based seismic-structural geology consulting firm. 3D Geo provides seismic/structural and tectonic interpretation, modeling, restoration and data collection services to the oil and gas industry worldwide. 3D Geo’s particular geographic area of expertise is Australia and Southeast Asia. For the two reports that we have received from 3D Geo, one cost $45,399 and one cost $42,564.

In late October of 2004 we entered into an agreement with Grey Creek Petroleum Inc. pursuant to which we had the option to acquire a 97.5% interest in two further Petroleum Prospecting Licenses in Papua New Guinea, being PPL #257 and PPL #258. After review, we elected not to proceed with the agreement with Grey Creek.

As a result of the above acquisitions, we currently hold five petroleum prospecting licenses in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres. Our five Petroleum Prospecting Licenses are all located along the Northern Coast. We are now evaluating and exploring the oil and gas prospects over approximately 8.3 million acres in our five license areas in Papua New Guinea. Our consultants produced an evaluation based on available existing survey and seismic data from historical operations on the licenses. In addition, we have gathered extensive information from the reports that we have commissioned on the licenses and have reviewed information and valuations regarding competitors who have acquired similar licenses in the region.

We have established an office in Papua New Guinea which houses administrative and technical persons to carry on the exploration activities and to further liaison with Papua New Guinea Government Officials and other oil and gas industry participants. Our central management is carried on in British Columbia and Alberta, Canada. As a result, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

We have not discovered any oil or gas reserves on the properties over which we hold our licenses nor have we generated any revenue from operations.

D/ljm/846053.1

License Development Program and Expenses

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

To maintain our licenses in good standing we must commence drilling during the second two-year term of the licenses (the third and fourth years). There are no specific or mandatory expenditure requirements for our licenses (other than in regards to PPL#245), but we must conduct certain exploration related activities within the time periods stipulated in the respective licenses. In contrast, PPL #245 contained the additional provision that the listed exploration activities be accomplished at a cost of not less than $3,000,000 within the first two-year term of the license. We have completed the work required under PPL #245 requirements, however at a cost substantially less than the $3,000,000 that was mandated. However, we have been provided assurances by the Ministry of Petroleum Energy in writing that PPL #245 remains in good standing. In addition, if necessary we have the right to apply to the Ministry for an extension or variance in regards to any of our licenses to extend the times for the deadlines described in a licence or amend the expenditures required. We have incurred, or anticipate incurring the following costs and conducting the following activities within the next twenty-four months to prepare the licenses for drilling, if warranted:

Licence	Minimum Work Program
PPL#245

Conducted the following at cost of $200,000:

(a)    Scan and reprocess existing seismic data.

(b)    Interpret seismic and integrate into regional geological and geophysical review of the license.

(c)    Acquire SAR imagery over license.

(d)    Social Mapping.

(e)    Data compilation.

(f)     Sample collection and analysis to mature prospective leads.

(g)    Plan year 3 seismic program.

The above work has been completed. As much of the work was undertaken by our own consultants, the cost of the work was much less than anticipated, and less than mandated by the terms of PPL#245

PPL#246

Conduct following at of up to $2.0MM:

(a)    Scan and reprocess existing seismic data and interpret seismic and integrate into regional geological and geophysical review of the license. (Completed at a cost of $200,000)

(b)    Sample collection and analysis, structural modeling.

(c)    Seismic program for Middletown geological structure.

(d)    Well commitment.

D/ljm/846053.1

PPL #249

Conduct the following at cost of up to $200,000:

(a)    Scan and reprocess existing seismic data. (Completed at a cost of $3,000)

(b)    Conduct subsurface review of the license. (Completed at a cost of $25,000)

(c)    Interpret seismic & integrate into regional geological and geophysical review of the license. (Completed at a cost of $25,000)

(d)    Identify optimum drilling locations using sample collection and analysis.

(e)    Plan Year-3 seismic program.

PPL #250	Conduct the following at cost of up to $200,000: (b) Conduct regional geological and geophysical review of the license. (c) Sample collection and analysis to identify optimum drilling locations.
PPL #252

Conduct the following at cost of up to $150,000:

(a)    Reprocess selected existing seismic data.

(b)    Interpret seismic and integrate into regional geological and geophysical review of the license.

(c)    Compile preliminary prospectus and leads inventory.

(d)    Undertake field geological survey over prospective parts of license.

PRL #13

Conduct the following at a cost of up to $1,220,000:

(1)    Conduct sample collection and analysis and revise structural model.

(2)    Undertake a re-entry into Kuru-2 gas well.

(3)    Contingent on success of re-entry well acquire seismic to optimize location of new Kuru appraisal well.

(4)    Complete reservoir engineering studies to confirm reserves and evaluate recovery methods.

We entered into an oilfield services agreement, with an effective date of July 14, 2005, with Halliburton Overseas Limited for the provision of oilfield services on our oil and gas licenses in Papua New Guinea. The services under the agreement are commenced in September of 2005. The agreement with Halliburton remains current and in effect. The services to be provided are for drilling and drilling support and testing activities. In addition, we have entered into an agreement with Simmins Drilling (Overseas) Limited for the provision of a Challenger model 150-64 drilling rig, associated equipment and personnel, for the re-entry of the Kuru #2 well. The costs that we will be paying under the agreements with Halliburton and Simmins are factored into our budgeted expenses.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas licenses, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in Papua New Guinea and the presence of these competitors could adversely affect our ability to acquire additional licenses. Specifically, Interoil Corp. (Amex : IOC) has a substantial number of licenses in Papua New Guinea as well and so is a direct competitor in the region.

Governmental Regulations

In the United States we are subject to federal, state and local governmental regulation that effects businesses generally, and the specific regulations that pertain to companies with a class of securities registered under the United States Securities and Exchange Act of 1934, as amended.

As a result of maintaining an executive office in British Columbia, Canada, we are required to register as an extra-provincial corporation in British Columbia, as we are deemed to be carrying on business in British Columbia under the British Columbia Business Corporations Act. In order to carry on business in British Columbia, Canada, a

D/ljm/846053.1

corporation incorporated in a jurisdiction other than British Columbia must extra-provincially register in British Columbia. Registering as an extra-provincial corporation in British Columbia does not effect our shareholders in any adverse manner and allows us to carry on business in British Columbia.

Our oil and gas operations are subject to various federal and local governmental regulations of Papua New Guinea. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been incurred in relation to the results of operations of our company, although we anticipate incurring such expenses as our drilling operations proceed. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

The properties over which we hold our licenses are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right.

Withholding Tax And Currency Exchange Controls In Papua New Guinea

The current rate of dividend withholding tax stipulated by the Income Tax Act 1959 (Papua New Guinea) is 17%. The Central Banking (Foreign Exchange & Gold) Regulation (Ch138) (Papua New Guinea) regulates the flow of currency into and out of Papua New Guinea. A Papua New Guinea company can only send Papua New Guinea Kina or a foreign currency (other than that which was the subject of a previously approved exchange) out of Papua New Guinea with the Central Bank's prior approval. These authorities or approvals are delegated to certain commercial banks as authorised dealers up to certain limits. The limits to exchanging and remitting foreign currency overseas from Papua New Guinea are K50,000 per transaction without further tax clearance from the Internal Revenue Commission and K500,000 in aggregate per annum without further Central Bank approval.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting licenses in Papua New Guinea. To date, execution of our business plan has largely focused on acquiring petroleum prospecting licenses in Papua New Guinea. We intend to establish a going forward exploration and development plan.

Employees

In addition to our directors and officers who conduct the day-to-day operations of our company, we also have seven full-time employees in Papua New Guinea. As a result, including our directors and officers, we have a total of 10 employees. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. We currently have 3 individual consultants engaged on a contractual basis through two consulting companies, DBS Resources Ltd. and Day Energy Inc., who provide us with technical expertise for oil and gas exploration activities. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us

D/ljm/846053.1

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

Risks Related to our Business

We have yet to attain profitable operations and because we will need additional financing to fund our extensive exploration activities, there is substantial doubt about our ability to continue as a going concern.

Our company has a limited operating history and is considered in the development stage. The success of the company is significantly dependent on a successful drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. There can be no assurance that our business plan will prove successful, and no assurance that we may be able to operate profitably, if at all.

In their report on our annual consolidated financial statements for the year ended December 31, 2005, our independent auditors included explanatory paragraphs regarding their substantial doubts about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. Even with the completion of the private placement in May 2005 for gross proceeds of $6,000,000, we believe we will have to raise additional funds to satisfy our estimated minimum cash requirements for the period ending December 31, 2006 and/or we may be required to minimize certain expenses. We estimate our minimum cash requirements for that period to be $6,000,000. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

D/ljm/846053.1

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost or our properties may be lost entirely and revert back to the government of Papua New Guinea. We have limited financial resources and no material cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

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

Due to the losses incurred since inception, our stockholders’ deficiencies and not having generated any revenues to date nor currently generating any revenues, there is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our accumulated deficit, and lack of revenues.

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

We have licenses with respect to our oil and gas properties and we believe our interests are valid and enforceable given that they have been granted directly by the government of Papua New Guinea, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which

D/ljm/846053.1

have not been recorded or detected through title research. Further, the properties are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. If the interests in our properties is challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

All of our projects are located in Papua New Guinea where oil and gas exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

Certain projects in which we have interests are located in Papua New Guinea. Mineral exploration activities in Papua New Guinea may be affected in varying degrees by political instabilities and government regulations relating to the mining industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and mine safety. The status of New Guinea as a developing country may make it more difficult for us to obtain any required financing for our projects. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring New Guinea political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the New Guinea economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of New Guinea fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

Our accounts are subject to currency fluctuations which may periodically affect our financial position and results.

We maintain our accounts in US and Canadian currencies and make certain payments in the currency of Papua New Guinea and are therefore subject to currency fluctuations and such fluctuations may periodically affect our financial position and results. We do not engage in currency hedging activities.

The loss of Garth Braun, a key management personnel, would have an adverse impact on future development and could impair our ability to succeed.

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

D/ljm/846053.1

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

Oil and gas operations in Papua New Guinea are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations in Papua New Guinea are also subject to federal and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. Our current exploration and drilling activities are subject to the aforementioned environment regulations. We do not currently have any identified oil or gas reserves. When and if we establish reserves or enter into production we will become subject to additional regulations which do not currently pertain to us or affect our current operations.

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

Based upon our review of the environmental regulations that we are currently subject to, we believe that our operations comply, in all material respects, with all applicable environmental regulations.

D/ljm/846053.1

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

Any change to government regulation/administrative practices in regards to conducting business generally in Papua New Guinea may have a negative impact on our ability to operate and our profitability.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Papua New Guinea or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business in Papua New Guinea.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability in Papua New Guinea.

All of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal securities laws against our directors or officers.

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

D/ljm/846053.1

Item 2.	Description of Property.

In North America we operate from our offices at 2nd Floor, 809 Manning Road, N.E. Calgary, Alberta T2E 7M9 Canada and in Papua New Guinea we operate from our offices at Ground Floor, Unit 5, Pacific View Apartments, Perth Street, Korobosea, NCD, Port Moresby, Papua New Guinea. We have entered into a lease agreement for the lease of our 3,500 square foot premises in Calgary, Alberta, at a cost of approximately CDN$10.00 per square foot per year. The lease has a term of three years commencing August 1, 2005. Management does not believe that our office space will need to be expanded beyond this during 2006.

We currently hold five petroleum prospecting licenses in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total cover approximately 8.3 million acres in Papua New Guinea. Our five petroleum prospecting licenses are all located along the Northern Coast.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2005.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2005	$7.80	$2.01
September 30, 2005	$7.70	$5.68
June 30, 2005	$8.95	$5.45
March 31, 2005	$8.15	$6.70
December 31, 2004	$8.75	$7.10
September 30, 2004	$10.12	$7.00
June 30, 2004(2)	$10.05	$6.05
March 31, 2004	$36.00	$0.51

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

D/ljm/846053.1

(2) Our shares started trading under our new symbol, COGL on May 25, 2004.

Our common shares are issued in registered form. Atlas Stock Transfer, 5899 South State Street, Salt Lake City, Utah 8410, (Telephone: 801.266.7151; Facsimile: 801.262.0907) is the registrar and transfer agent for our common shares. On April 10, 2006, the shareholders' list of our common shares showed 159 registered shareholders and 36,798,231 shares outstanding.

Recent Sales of Unregistered Securities

On March 10, 2005 we issued 142,000 shares of common stock at $7.04 per share as payment for an additional 13.51% interest in Scotia. We relied on the exemptions from registration provided by Regulation S of the Securities Act of 1933.

On March 17, 2005, we issued 55,165 common stock in connection with debt settlement of $357,378 on December 31, 2004. We relied on the exemptions from registration provided by Regulation S of the Securities Act of 1933.

On May 26, 2005 we issued 1,200,000 shares of common stock and 1,200,000 stock purchase warrants to 17 accredited investors (the selling stockholders) for total proceeds of $6,000,000. Each stock purchase warrant entitles the holder to acquire one share of common stock of our company at a price of $7.00, at any time until one year from the effective date of our registration statement. We relied on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance of the shares.

In February of 2005, we issued 7,500 shares of common stock to C.K. Cooper and Company, Inc., a broker dealer registered pursuant to section 15 of the Securities Exchange Act of 1934. This issuance was in payment of an engagement fee which resulted in the May 26, 2005 private placement, described above. On May 26, 2005, we also issued 21,429 common stock purchase warrants to C.K. Cooper and Company, Inc. This issuance was partial payment of a placement fee in connection with the May 26, 2005 private placement, described above. These warrants may be exercised at any time until one year from the effective date of our registration statement at an exercise price of $7.00 per share.

On March 16, 2006, we closed the first tranche of a financing by the issuance of a $5,000,000 senior secured convertible note and 3,000,000 share purchase warrants to one accredited investor. The note, due March 14, 2007 may be converted, at the option of the noteholder, into shares of common stock or other equity-linked securities issued in any equity offering by our company. 1,500,000 of the warrants are exercisable into shares of common stock at weighted average exercise price of $3.42 per share, commencing after June 1, 2006 until March 14, 2009 and 1,500,000 of the warrants are exercisable into shares of common stock at an exercise price of $3.42 per share, commencing after the later of June 1, 2006 and the time we achieve the conditions for the issue of the second tranche of notes. All of these securities were issued pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2) and/or Rule 506 of Regulation D promulgated under the 1933 Act. No advertising or general solicitation was employed in offering the securities.

Equity Compensation Plan Information

As at December 31, 2005 we have two compensation plans in place, entitled 2004 Performance Equity Plan and 2005 Stock Option Plan. The 2004 Performance Equity Plan has been approved by our security holders. The 2005 Stock Option Plan has not been approved by our security holders.

Name of Plan	Number of Securities that have been issued under the Plan	Weighted-Average exercise price	Number of securities remaining available for further issuance
2004 Performance Equity Plan	10,000,000	$0.10	Nil
2005 Stock Option Plan	1,650,000	$5.00	1,850,000

D/ljm/846053.1

On January 19, 2004, our Board of Directors and shareholders approved the 2004 Performance Equity Plan pursuant to which a total of 10,000,000 of our shares could be issued. All securities which could be issued pursuant to the Plan have been issued and as such the 2004 Performance Equity Plan is no longer in effect.

On June 6, 2005, our Board of Directors approved our 2005 Stock Option Plan pursuant to which we may grant an aggregate of up to 3,500,000 common shares or options to purchase common shares to employees, consultants or directors of our company or of any of our subsidiaries. The purpose of the 2005 Stock Option Plan is to give our company the ability to motivate participants to contribute to our growth and profitability. The 2005 Stock Option Plan is administered by our Board of Directors. It will continue in effect until the earlier of the (a) date that we have granted all of the securities that can be issued pursuant to its terms or (b) June 6, 2015.

Awards under our 2005 Stock Option Plan will vest as determined by our Board of Directors and as established in stock option agreements to be entered into between our company and each participant receiving an award. Options granted under the 2005 Stock Option Plan will have a term of 5 years from the date of grant but are subject to earlier termination in the event of death, disability or the termination of the employment or consulting relationship.

The exercise price of options granted under our 2005 Stock Option Plan shall be determined by our board of directors but shall not be less than the fair market value of our company’s common stock on the grant date.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2005.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

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

D/ljm/846053.1

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

Our net cash provided by financing activities during year ended December 31, 2005 was $5,844,470.

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company. In April 2004 we completed a private placement of 150,000 shares of common stock and 150,000 stock purchase warrants for total proceeds of $750,288. Subsequently, we received a further $416,000 on the exercise of 55,467 of the stock purchase warrants. The net proceeds received were used as working capital to allow us to finance our commitments under our licences. On May 26, 2005 we completed a private placement of 1,200,000 shares of common stock and 1,200,000 stock purchase warrants for total gross proceeds of $6,000,000, with net proceeds of $5,550,000 after deduction of placement agent fees and expenses.

On March 16, 2006, we closed the first tranche of a financing by the issuance of a $5,000,000 senior secured convertible note and 3,000,000 share purchase warrants to one investor. The note, due March 14, 2007 may be converted, at the option of the note holder, into shares of common stock or other equity-linked securities issued in any equity offering by our company. Upon the satisfaction of certain conditions, we will be entitled to have the note holder invest a further $5,000,000 for another convertible note on the same terms as that acquired in the first tranche.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our licenses, as follows:

Estimated Funding Required During the Next Twelve Months

Prospect Development & Seismic	$1,470,000	to	$7,875,000
Drilling & Development	$2,500,000	to	$5,000,000
Offering Costs & Expenses	$ 650,000	to	$1,125,000
General Corporate Expenses	$ 700,000	to	$1,000,000
Working Capital	$ 680,000	to	$850,000
Total	$6,000,000	to	$15,850,000

The minimum expenditures noted above will allow us to maintain our licenses in good standing and will provide us with sufficient funds to significantly advance the exploration and development of the properties and commence drilling operations. Our focus has been and will continue to be the exploration and development of PPL #246 and PRL #13. As our minimum estimated funding for the next twelve months is expected to be $6,000,000 and our cash on hand as at December 31, 2005 was $631,586 we will be required to raise additional funds within the next six to eight months. In the event that we are able to raise further funds, we will primarily expend such funds on further prospect development and seismic studies and then to fund further drilling operations. See “Milestones” below for further information.

As at December 31, 2005, we had $1,375,751 in current liabilities. Our financial statements report a net loss of $3,646,335 for the cumulative period from January 28, 2003 to December 31, 2005 compared to a net loss of

D/ljm/846053.1

$605,181 for the period from January 28, 2003 to December 31, 2004. Our losses increased in part as a result of an overall increase in all expense categories during the twelve month period ended December 31, 2005 as compared to the twelve month period ended December 31, 2004 due to extensive drilling and explorations programs and associated expenses.

Our total liabilities as of December 31, 2005 were $2,844,390, as compared to total liabilities of $1,368,744 as at December 31, 2004. The increase was due to the company carrying out a drill program on the Kuru structure for which costs had been incurred but not yet paid.

During the cumulative period from January 28, 2003 to December 31, 2005 we spent $10,467,322 on exploration and acquisition of our oil and gas properties. Of this amount, $4,905,026 was attributable to acquisitions costs, and $5,562,296 was attributable to exploration costs.

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

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our licenses over the next twelve months:

On PRL #13 we intend to drill a re-entry well on the Kuru structure. Commencement will be April, 2006 with anticipated completion in May, 2006. Cost to complete will be approximately $3,500,000, with $100,000 towards production testing.

Geological Surveys have been or are to be carried out on the following geological structures in PPL #246:

•	The Middletown Structure has been surveyed at an approximate cost of $300,000;
•	The South East Iehi Structure will be surveyed by the end of 2006 at an approximate cost of $100,000;
•	The Victory Junction Structure will be surveyed by the end of 2006 at an approximate cost of $100,000; and
•	The Kuru Structure has been surveyed at an approximate cost of $100,000.

Also on PPL #246, on the Middletown structure we hope to conduct a drilling program of up to 2,000 meters in the last quarter of 2006 and the first quarter of 2007 (at an approximate cost of $4,000 per meter).

Spot surveys (selective geological sampling consisting of a review of seismic and geophysical data that has been accumulated) will be conducted on PPL #249, PPL #250 and PPL #245 from June of 2006 to the end of 2007. The costs of such surveys are included in the anticipated costs of the surveys and seismic programs discussed in this section.

Seismic programs will be run on the following geological structures:

D/ljm/846053.1

•	Middletown, a 30 kilometer seismic program will be run in the second to third quarters of 2006. The estimated cost will be $100,000 per kilometer for a total cost of up to $3,000,000.
•

Depending on the results from drilling the Kuru structure, a 20 kilometer seismic program may be run on an additional structurein the second to third quarters of 2006. The cost estimated will be $100,000 per kilometer for a total cost of $2,000,000.

On PPL #250, a 40 kilometer seismic program will potentially be run in the first quarter of 2007. The estimated cost will be $80,000 per kilometer for a total cost of up to $3,200,000.

The above-noted milestones are not contingent upon the results of any of the other milestones unless specified and are only subject to the availability of sufficient funds. Whether or not we elect to proceed further on any particular license will be dependent upon the results obtained from the milestones as they are achieved.

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting licenses in Papua New Guinea. To date, execution of our business plan has largely focused on acquiring petroleum prospecting licenses in Papua New Guinea. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending December 31, 2006.

Employees

In addition to our directors and officers we also have seven full-time employees in Papua New Guinea. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. We currently have three consultants engaged on a contractual basis through two consulting companies, who provide us with technical expertise for oil and gas exploration activities. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

D/ljm/846053.1

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for us as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a significant impact on our consolidated financial statements.

In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on our consolidated financial statements, as the Company did not have any exchanges of nonmonetary assets.

In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarified that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this pronouncement will not have a material impact on the financial statements.

In December 15, 2005 the FASB issued Statement No. 154, Accounting Changes and Error Corrections, FASB 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable.

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

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling”, the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present

D/ljm/846053.1

value of estimated future net revenues attributable to proved reserves, using current product prices and operating costs at the balance sheet date plus the lower of cost and fair value of unproved properties within the cost center.

Costs of oil and gas properties are amortized using the unit-of-production method based upon estimated proven oil and gas reserves upon the commencement of production. The significant unproven properties are excluded from the costs subject to depletion.

As at December 31, 2005, we do not have any proved reserves.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $3,646,335 since inception through December 31, 2005.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2005 and December 31, 2004

Consolidated Statements of Operations from January 28, 2003 (inception) to December 31, 2005

Consolidated Statements of Cash Flows from January 28, 2003 (inception) to December 31, 2005

Consolidated Statements of Stockholders’ Equity for period from January 28, 2003 (inception) to December 31, 2005

Notes to the Consolidated Financial Statements

D/ljm/846053.1

Consolidated Financial Statements

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

(formerly Bio-American Capital Corporation)

December 31, 2005 & 2004

D/ljm/846053.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cheetah Oil & Gas Ltd.

(formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

We have audited the accompanying consolidated balance sheets of Cheetah Oil & Gas Ltd. (formerly Bio-American Capital Corporation) (the “Company”) (an exploration stage enterprise) as at December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and the eleven months ended December 31, 2004 and for the cumulative period from January 28, 2003 to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as at January 31, 2004 and the period from January 28, 2003 (inception) to January 31, 2004 were audited by other auditors whose report dated March 18, 2005 expressed an unqualified opinion on those statements. The financial statements for the period January 28, 2003 (inception) through January 31, 2004 include total revenues and net loss of $0 and $812 respectively. Our opinion on the consolidated statements of operations, shareholders’ equity, and cash flows for the period January 28, 2003 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through January 31, 2004, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cheetah Oil & Gas Ltd at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, the eleven months ended December 31, 2004 and for the cumulative period from January 28, 2003 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues from operations, has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 2 the Company has restated its consolidated financial statements for the eleven months ended December 31, 2004, previously audited by other auditors.

Vancouver, Canada,	/s/ Ernst & Young LLP
March 31, 2006.	Chartered Accountants

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

CONSOLIDATED BALANCE SHEET

(expressed in U.S. dollars)

[Basis of Presentation and Going Concern uncertainty – See Note 2]

As at December 31

	2005	2004
	$	$
		Restated
		[note 2]
ASSETS
Current
Cash and cash equivalents	631,586	151,076
Accounts receivable	134,821	—
Prepaids and deposits	162,921	11,006
	929,328	162,082
Long term deposit	4,290	—
Refundable deposits for petroleum prospecting licences	204,063	162,544
Equipment [note 7]	126,987	91,052
Oil and gas properties, unproven [note 8]	10,467,322	4,695,206
Goodwill	497,000	—
	12,228,990	5,110,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 14]	1,366,230	79,590
Advances payable - related parties [note 14]	1,174	70,471
Current portion of capital lease obligations [note 13]	8,347	—
	1,375,751	150,061
Long term portion of capital lease obligations [note 13]	27,942	—
Deferred income taxes [notes 6 & 11]	1,438,000	1,189,000
Non-controlling interest	2,697	29,683
	2,844,390	1,368,744

Commitments [notes 8 and 12]

Stockholders’ equity
Common stock [note 10]
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 36,679,481 shares
[2004 - 35,019,682 shares]	36,680	35,020
Additional paid in capital	12,994,255	3,353,473
Subscriptions received	—	958,828
Deficit accumulated during the exploration stage	(3,646,335)	(605,181)
	9,384,600	3,742,140
	12,228,990	5,110,884

See accompanying notes

On behalf of the Board:

/s/ Garth Braun	Director	/s/Ted Kozub	Director

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENT OF OPERATIONS

(expressed in U.S. dollars)

	Twelve months ended December 31, 2005 $	Eleven months ended December 31, 2004 $	Cumulative from January 28, 2003 to December 31, 2005 $
		Restated [note 2]	Restated [note 2]

General and administrative expenses
Accounting, audit and legal	225,291	122,662	348,765
Depreciation	23,393	9,646	33,039
Interest	1,652	—	1,652
Application fees and permits	2,143	47,298	49,441
Consulting fees [note 14[b]]	221,634	35,042	256,676
Office and miscellaneous	69,505	29,156	98,661
Investor relations and shareholder information	161,969	110,048	272,017
Insurance	58,501	—	58,501
Rental and communication	77,135	40,888	118,023
Salaries and benefits	23,952	15,717	39,669
Travel	226,667	60,848	287,515
Stock-based compensation [note 10[f]]	1,949,114	22,064	1,971,178
	3,040,956	493,369	3,535,137

Operating loss before other income (loss)	(3,040,956)	(493,369)	(3,535,137)
Foreign exchange gain (loss)	(105,310)	(111,000)	(216,310)
Other income	55,112	—	55,112
Loss before income taxes	(3,091,154)	(604,369)	(3,696,335)
Income taxes (recovery) - deferred [note 11]	(50,000)	—	(50,000)
Net loss for the period	(3,041,154)	(604,369)	(3,646,335)

Loss per share - basic and diluted	(0.08)	(0.02)	(0.11)

Weighted average number of common stock outstanding - basic and diluted	36,065,122	33,015,047	34,060,487

See accompanying notes

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENT OF CASH FLOWS

(expressed in U.S. dollars)

	Twelve months ended December 31, 2005 $	Eleven months ended December 31, 2004 $	Cumulative from January 28, 2003 to December 31, 2005 $
		Restated [note 2]	Restated [note 2]
OPERATING ACTIVITIES
Net loss for the period	(3,041,154)	(604,369)	(3,646,335)
Items not involving cash
Depreciation	23,393	9,646	33,039
Foreign exchange	52,000	111,000	163,000
Deferred income taxes	(50,000)	—	(50,000)
Stock-based compensation	1,949,114	22,064	1,971,178
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
Prepaid and deposits	(151,915)	215,445	63,530
Accounts receivable	(134,821)	—	(134,821)
Refundable licences deposits	(41,520)	(33,399)	(74,919)
Long term deposits	(4,290)	—	(4,290)
Accounts payable and accrued liabilities	1,098,640	49,880	1,149,332
Net cash used in operating activities	(300,553)	(229,733)	(530,286)

FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	5,922,500	—	5,922,500
Proceeds on exercise of warrants	—	416,000	416,000
Subscriptions received	—	750,288	750,288
Repayment of capital lease	(8,733)	—	(8,733)
Advances payable	(69,297)	130,118	60,821
Net cash from financing activities	5,844,470	1,296,406	7,140,876

INVESTING ACTIVITIES
Purchase of equipment	(14,306)	(100,698)	(115,004)
Oil and gas properties	(5,049,101)	(513,195)	(5,562,296)
Cash paid in connection with acquisition of Scotia, net of cash received	—	(301,780)	(301,780)
Net cash used in investing activities	(5,063,407)	(915,673)	(5,979,080)

Increase in cash and cash equivalents	480,510	151,000	631,510
Cash and cash equivalents, beginning of period	151,076	76	76
Cash and cash equivalents, end of period	631,586	151,076	631,586

Supplemental disclosure of cash flow Information [note 15]

See accompanying notes

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in U.S. dollars)

	Common stock		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration stage	Total stock-holders’ equity
	Shares	$	$	$	$	$

Shares issued by Cheetah BC	100	76	—	—	—	76
10,000,000 shares allotted for services in connection with the application for petroleum prospecting licences	—	—	1,000,000	—	—	1,000,000
Net loss for the period	—	—	—	—	(812)	(812)
Balance, January 31, 2004	100	76	1,000,000	—	(812)	999,264
Initial capitalization as a result of reverse acquisition [note 1]	25,000,000	25,000	(24,924)	—	—	76
Elimination of Cheetah BC common stock in recognition of reverse takeover [note 1]	(100)	(76)	—	—	—	(76)
Recapitalization to effect the acquisition of Cheetah Nevada [note 1]	19,682	20	(15,778)	—	—	(15,758)
Shares issued for services in connection with the application for petroleum prospecting licences [note 10[a]]	10,000,000	10,000	(10,000)	—	—	—
Contribution received from a shareholder of the company in connection with the acquisition of Scotia [note 6]	—	—	1,817,273	—	—	1,817,273
Debt settlement [note 10[d]]	—	—	357,378	—	—	357,378
Subscriptions received for April 2004 private placement [note 10[b]]	—	—	207,460	542,828	—	750,288
Proceeds received upon exercise of April 2004 stock warrants [note 10[c]]	—	—	—	416,000	—	416,000
Stock-based compensation [note 10[f]]	—	—	22,064	—	—	22,064
Net loss for the period	—	—	—	—	604,369)	(604,369)
Balance, December 31, 2004 as restated [note 2]	35,019,682	35,020	3,353,473	958,828	(605,181)	3,742,140

See accompanying notes

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont’d.)

(expressed in U.S. dollars)

	Common stock		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration stage	Total stock-holders’ equity
	Shares	$	$	$	$	$

Balance, December 31, 2004 as restated [note 2]	35,019,682	35,020	3,353,473	958,828	(605,181)	3,742,140
Shares issued for debt settlement [note 10[d]]	55,165	55	(55)	—	—	—
Purchased minority interest of Scotia [note 6]	142,000	142	999,858	—	—	1,000,000
Shares issued for subscriptions received from April 2004 private placement [note 10[b]]	150,000	150	542,678	(542,828)	—	—
Shares issued for the exercise of April 2004 stock purchase warrants [note 10[c]]	55,467	55	415,945	(416,000)	—	—
Issuance of common stock pursuant to a private placement at $5.00 per share, net of share issuance costs of $450,000 in June 2005 [note 10[e]]	1,200,000	1,200	5,548,800	—	—	5,550,000
Share issue costs [note 10[e]]	7,500	8	(8)	—	—	—
Shares issued for subscriptions received [note 10[c]]	49,667	50	372,450	—	—	372,500
Stock-based compensation [note 10[f]	—	—	1,949,114	—	—	1,949,114
Accrued liquidated damages [note 10[e]]	—	—	(188,000)	—	—	(188,000)
Net loss for the period	—	—	—	—	(3,041,154)	(3,041,154)
Balance, December 31, 2005	36,679,481	36,680	12,994,255	—	(3,646,335)	9,384,600

See accompanying notes

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

1. Incorporation and Nature of Operations

Cheetah Oil and Gas Ltd. (“Cheetah Nevada”) was incorporated in May 1992 under the laws of the State of Nevada, U.S.A. It has not conducted any business operations since May 2000 and changed its name from Bio-American Capital Corporation to Cheetah Oil & Gas Ltd. effective May 26, 2004.

On February 24, 2004 the stockholder owning a majority of the outstanding voting securities of Cheetah Nevada approved a reverse split of common stock at the rate of one share for every 200 shares outstanding and thereafter increased the number of authorized shares of common stock to 50,000,000. Immediately prior to the Acquisition Agreement noted below, it had 19,682 (post-consolidation) shares of common stock issued and outstanding.

On March 5, 2004, Cheetah Nevada entered into an Acquisition Agreement (“Agreement”), whereby Cheetah Nevada issued 25,000,000 common stock in exchange for all of the issued and outstanding common stock of Cheetah Oil and Gas Ltd. (“Cheetah BC”), a Canadian company. In connection with this transaction, $130,000 debt owed by Cheetah Nevada was assumed and settled. For accounting purposes, the share exchange was considered a reverse takeover under applicable accounting rules, whereby Cheetah BC was considered the acquiring entity as the shareholders of Cheetah B.C. acquired more than 50% of the outstanding shares of Cheetah Nevada. Cheetah Nevada was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Cheetah BC.

Cheetah BC was incorporated on January 28, 2003 in British Columbia, Canada under the name of Universal Data Corp. and changed its name to Cheetah Oil & Gas Ltd. effective December 11, 2003. Cheetah BC, an exploration stage enterprise, is in the business of acquiring and exploring oil and gas properties in Papua New Guinea.

2. Basis of presentation

These consolidated financial statements presented are those of Cheetah Oil & Gas Ltd., formerly Bio-American Capital Corporation (“Cheetah Nevada”) and its wholly-owned subsidiaries, Cheetah Oil & Gas Ltd. (“Cheetah BC”), Cheetah Oil & Gas Limited (“Cheetah PNG”), and 98.65% owned Scotia Petroleum Inc. (“Scotia”, see note 6). Collectively, they are referred to herein as “the Company”. All significant intercompany balances and transactions have been eliminated.

The accompanying year end consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

2. Basis of presentation (CONT'D.)

The comparative figures contained in the statements of operations and cash flows are for the eleven months ended December 31, 2004 since the Company previously had a year-end of January 31, 2004.

Prior period restatement

The Company has restated its financial statements as at and for the eleven month period ended December 31, 2004. The effect of these adjustments on the Company’s consolidated balance sheet and statement of operations is as follows:

	Previously	As	Increase /
	Reported	Restated	(decrease)
	$	$	$

Consolidated balance sheet

Oil and gas properties acquired [i]	2,404,046	4,695,206	2,291,160
Total assets	2,819,724	5,110,884	2,291,160

Non-controlling interest (balance sheet) [ii]	—	(29,683)	(29,683)
Deferred income tax liability [i] and [iv]	—	(1,189,000)	(1,189,000)
Total liabilities	(150,061)	(1,368,744)	(1,218,683)

Deficit accumulated during
the exploration stage [ii]	464,498	605,181	140,683
Subscriptions received [iii]	(1,166,288)	(958,828)	207,460
Additional paid in capital [i] and [iii]	(1,932,853)	(3,353,473)	(1,420,620)
Stockholders’ equity, end of year	(2,669,663)	(3,742,140)	(1,072,477)

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

2. Basis of presentation (CONT'D.)

Consolidated statement of operations

	Previously	As	Increase /
	Reported	Restated	(decrease)
	$	$	$

Foreign exchange loss [iv]	—	111,000	111,000
Non-controlling interest [ii]	(29,683)	—	29,683
Net loss	463,686	604,369	140,683

[i]            The Company revised the purchase equation for the 85% acquisition of Scotia in order to reflect the consideration of shares contributed at their fair value at the date of acquisition. The effect was to increase the additional paid in capital and to increase the value of the oil and gas properties acquired by $1,213,160, and to recognize a deferred tax liability in the amount of $1,078,000 on the timing difference created.

[ii]           The Company restated the purchase equation of Scotia to reflect on the balance sheet the non-controlling interest element which had previously been recognized within the statement of operations.

[iii]          The Company has restated the value of subscriptions receivable at December 31, 2004 to recognize the warrant element of the private placement subscription in the amount of $207,460 within additional paid in capital on the balance sheet.

[iv]          The Company has restated the deferred income taxes on the balance sheet by $111,000 to reflect the foreign exchange loss incurred from the change in US/Canada exchange rates as at December 31, 2004.

The effect of the above restatements had the impact of increasing loss per share to $0.02 for the eleven month period ended December 31, 2004.

Going concern uncertainty

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $3,041,154 for the year ended December 31, 2005 [eleven month period ended December 31, 2004 - $604,369] and at December

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

2. Basis of presentation (cont’d.)

31, 2005 had a deficit accumulated during the exploration stage of $3,646,335 [2004 - $605,181]. The Company has not generated any revenue, has substantial accumulated deficit and working capital deficiency and requires additional funds to maintain its exploration operations. Management’s plans in this regard are to raise equity financing as required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

3. Significant Accounting Policies

Principles of consolidation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries Cheetah BC, Cheetah PNG and Scotia. All significant inter-company balances and transactions have been eliminated.

Accounting estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

3. Significant Accounting Policies (CONT'D.)

Oil and gas properties

The Company follows the full cost method of accounting for its oil and gas operations. Under this method, costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities. Proceeds from the sale of oil and gas properties are credited to the cost center with no gain or loss recognized unless such sale would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributable to proved reserves, using current product prices and operating costs at the balance sheet date plus the lower of cost and fair value of unproved properties within the cost center.

Costs of oil and gas properties are amortized using the unit-of-production method based upon estimated proven oil and gas reserves upon the commencement of production. The significant unproven properties are excluded from the costs subject to depletion.

As at December 31, 2005 the Company did not have any proven reserves.

Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the declining-balance method. Equipment is recorded at cost. Depreciation is provided using the following rates:

Office furniture and equipment	15%
Vehicles	30%

Leases

Leases are classified as capital or operating leases. Leases which transfer substantially all benefits and risks incidental to ownership of property are accounted for as capital leases. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

3. Significant Accounting Policies (CONT'D.)

Goodwill

Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired. The Company reviews the goodwill on at least an annual basis to ensure its fair value is in excess of its carrying value in the financial statements. Any impairment in the value of goodwill is charged to operations in the period such impairment is determined.

Asset retirement obligations

The Company recognizes the fair value of a liability for future asset retirement obligations associated with the Company’s oil and gas properties in the period in which it is incurred. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This cost of the asset retirement obligation is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of December 31, 2005 and December 31, 2004, the Company had no asset retirement obligations.

Earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the twelve months ended December 31, 2005 and eleven months ended December 31, 2004 because common stock equivalents consisting of stock purchase warrants of 1,266,295 [December 31, 2004 - 94,533] and stock options of 1,700,000 [December 31, 2004 - 50,000] that were outstanding at December 31, 2005 were anti-dilutive, however they may be dilutive in the future.

Foreign currency translation

Cheetah Nevada uses the United States Dollars as its functional currency

The Company follows the temporal method of accounting for the translation of its integrated foreign operations and for foreign currency transactions. Monetary assets and liabilities denominated in foreign currencies are translated into United States Dollars at the period-end exchange rates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Transactions occurring during the period are translated at rates in effect at the time of the transaction. The resulting foreign exchange gains and losses are included in operations.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

3. Significant Accounting Policies (CONT'D.)

Fair value of financial instruments

Fair value estimates of financial instruments are made at the period end based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash and cash equivalents, accounts receivable, refundable deposits, accounts payable and accrued liabilities and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates and the United States Dollar.

Income taxes

The Company follows the liability method of tax allocation. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of asset and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-based compensation

The Company follows the fair value method of accounting for stock-based compensation as recommended by the Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation”. Under the fair value method, compensation cost is measured at fair value, using the Black-Scholes option valuation model, at the date of grant and is expensed over the award’s vesting period.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

4. New Accounting Pronouncements

[a]           In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a significant impact on the Company’s consolidated financial statements.

[b]           In December 2004, FASB issued Statement No. 153, “Exchange of Nonmonetary Assets”. This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on the Company’s consolidated financial statements, as the Company did not have any exchanges of nonmonetary assets.

[c]           In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarified that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this pronouncement will not have a material impact on the financial statements.

[d]           In December 15, 2005 the FASB issued Statement No. 154, Accounting Changes and Error Corrections. FASB 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable.

[e]	The following standard issued by the FASB do not impact the Company at this time:

SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

5. Acquisition of Cheetah Oil & Gas Ltd. (“Cheetah BC”)

On March 5, 2004, Cheetah Nevada acquired 100% of the issued and allotted common stock of Cheetah BC. Cheetah Nevada was a non-operating shell company at the time. This transaction resulted in the shareholders of Cheetah BC having effective control of the combined company [note 1]. Accounting principles applicable to reverse takeovers have been applied to record this transaction. As Cheetah BC was identified as the acquirer, the consolidated statements of operations and cash flows, for the eleven month period ended December 31, 2004 and for the cumulative period from January 28, 2003 to December 31, 2004 represent the operations of Cheetah BC for the eleven month period then ended and the results of operations and cash flows of Cheetah Nevada from March 4 to December 31, 2004.

This transaction was accounted for using the purchase method. In determining the purchase price for the acquisition, the total fair value of Cheetah Nevada’s net liabilities was used to determine the cost of the purchase. The allocation of the purchase price to the fair value of liabilities assumed was as follows:

$

Current assets	—
Current liabilities	(15,778)
Net liabilities assumed	(15,778)

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

6. Acquisition of Scotia Petroleum Inc. (“Scotia”)

On June 24, 2004, the Company completed the acquisition of 85.14% of the issued and outstanding common stock of Scotia, a company incorporated in British Columbia, Canada. The total consideration was $2,119,160 consisting of $301,887 of cash and 256,315 shares of restricted common stock of the Company valued at $1,817,273. The share value of $7.09 was based on the average market price of the Company’s common stock over the five-day period before and after May 13, 2004, the date of agreement to purchase the Company.

The total fair value of net assets acquired on June 24, 2004 are summarized as follows:

$

Cash	107
Refundable deposits for petroleum prospecting licenses	67,144
Oil and gas properties	3,172,712
Current liabilities assumed	(13,120)
Deferred income taxes	(1,078,000)
Non controlling interest	(29,683)
2,119,160

Financed by:

$

Contribution of common shares	1,817,273
Cash consideration	301,887
2,119,160

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

6. Acquisition of Scotia Petroleum Inc. (“Scotia”) (CONT'D.)

The Company also acquired the option to purchase an additional 5,000,000 shares of common stock of Scotia for $1,000,000. On March 10, 2005, the Company completed the acquisition of an additional 13.51% of the issued and outstanding common stock of Scotia for $1,000,000 paid by the issuance of 142,000 restricted common stock of the Company at $7.04 per share. The share value of $7.04 was based on the average market price of the Company’s common stock over the five-day period before and after March 10, 2005.

The total fair value of net assets acquired on March 10, 2005 are summarized as follows:

$

Oil and gas properties	723,014
Goodwill	497,000
Deferred income taxes	(247,000)
Non-controlling interest	26,986
Issuance of shares	1,000,000

Financed by:

Issuance of common shares	1,000,000
1,000,000

The acquisition of Scotia is accounted for at market value. The primary reasons for the acquisition of Scotia are as follows:

-	Scotia owned strategic prospecting licences in Papua New Guinea;

-	The acquisition of Scotia is critical with respect to the assembling of licences in Papua New Guinea; and

-              Petroleum Prospecting Licences held by Scotia had previous geological and drilling information that was necessary to the Company’s operations.

The operating results of Scotia from June 24, 2004, to December 31, 2005 are included in the consolidated statement of operations.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

7. Equipment

	Cost	Accumulated depreciation	Net book value
	$	$	$

2005
Office equipment	84,172	16,448	67,724
Motor vehicles	79,771	20,508	59,263
	163,943	36,956	126,987

2004
Office equipment	65,540	5,515	60,025
Motor vehicles	38,374	7,347	31,027
	103,914	12,862	91,052

Included within Motor vehicles at December 31, 2005 is an asset under capital lease with a cost of $45,022 [2004 - $nil] and accumulated amortization of $6,753 [2004 - $nil]. Amortization charged on the vehicle under capital lease was $6,753 for the year ended December 31, 2005 [2004 - $nil].

8. Oil and Gas Properties

The Company, through its subsidiaries, obtained five (5) Petroleum Prospecting Licences (PPL) in Papua New Guinea: PPL#245, PPL#246, PPL#249, PPL#250. These licences have an initial term of six years and will remain valid until the expiry dates (between September 17, 2009 and April 8, 2010) and are subject to minimum work expenditures and accomplishments being made. The estimated exploration expenditures required are summarized as follows:

$

Year 2006 - 2007	34,600,000
Year 2008 - 2010	43,700,000
Total	78,300,000

Provided that the licences are in good standing according to the Oil and Gas Act of Papua New Guinea, the company may extend the term of the licences beyond the original term of six years, and the Company is able to apply for changes to the required expenditures. Upon discovery of oil or gas, a Petroleum Retention Licence can be obtained under the Oil and Gas Act of Papua New Guinea.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

8. Oil and Gas Properties (CONT'D.)

On January 26, 2005, the Company was granted a Petroleum Retention Licence (PRL) #13 in Papua New Guinea. PRL #13 covers two blocks within PPL #246. The term of the licence is 5 years. The Company has to incur $4,450,000 of exploration expenditures on the two blocks over the term of PRL #13.

As at December 31, 2005 the Company held leases for approximately 8,385,866 gross undeveloped acreage and approximately 8,344,797 net undeveloped acreage. The Company had approximate gross acreage concentrations of 40,028 in PRL 13 and 500,350 in PPL 246.

One Exploration Re-Entry Well was drilled in the fall of 2005 in PRL. The company currently has no net productive exploratory or development wells drilled. The company currently has no net dry exploratory or development wells drilled. The Company plans to re-enter the well located on PRL #13 in the second quarter of 2006.

The properties over which we hold our licenses are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back-in interest includes a 2% revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right.

Acquisition and exploration costs incurred were as follows:

	Twelve months	Eleven months
	ended	ended
	December 31,	December 31,
	2005	2004
	$	$

Capitalized cost - beginning of period	4,695,206	1,009,300

Property acquisition cost, unproven [note 6]	723,014	3,172,712
Exploration cost	5,049,102	513,194
Total cost capitalized during the period	5,772,116	3,685,906
Capitalized cost – end of period –
unproven	10,467,322	4,695,206

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

8. Oil and Gas Properties (CONT'D.)

Summary of the exploration costs

	Twelve months	Eleven months
	ended	ended
	December 31,	December 31,
	2005	2004
	$	$

Communication	11,470	12,165
Consulting, engineering, geology and contracts	4,401,475	158,377
Depreciation	5,343	3,200
Mapping and office expenses	69,403	4,077
Registration, license fees and permits	132,597	105,539
Salaries and wages	107,521	87,434
Staff allowance and accommodations	82,888	63,116
Travel	64,179	79,286
Insurance	174,226	—
	5,049,102	513,194

9. Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets and net loss by geographical location are as follows:

	December 31,	December 31,
	2005	2004
	$	$

Assets
Canada (corporate)	917,575	107,440
Papua New Guinea	11,311,415	5,003,444
Total	12,228,990	5,110,884

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

10. Common Stock

Common stock and warrants

[a]           On February 25, 2004, the Company registered 10,000,000 shares under an Equity Performance Plan. These shares were for services related to the application for petroleum prospecting licences and were issued in March 2004 to May 2004. Management estimated the fair value of the services to be $1,000,000 and was capitalized as oil and gas properties.

[b]           On March 15, 2005, the Company issued 150,000 common stock in relation to a private placement of 150,000 common stock and 150,000 stock purchase warrants in April 2004. The proceeds of the private placement of $750,288 were received in April 2004. Each stock purchase warrant entitles the holder to acquire one common stock of the Company at a price of $7.50 per share for a period of two years. The fair value allocated to the warrants was estimated at $207,460 using the Black-Scholes Option Pricing Model. The value of the warrants was credited to additional paid in capital and the balance of $542,828 was recorded as subscriptions received. The 150,000 common stock was restricted from trading until April 2005 and the securities issued pursuant to the exercise of warrants are restricted from trading for two years from the date of issue.

[c]           During the period from July 2004 to December 2004, the Company received proceeds of $416,000 upon the exercise of 55,467 stock purchase warrants. On March 15, 2005, the Company issued 55,467 common stock to fulfill the exercise of the warrants.

On September 30, 2005, the Company received proceeds of $372,500 upon the exercise of 49,667 stock purchase warrants. On September 14, 2005, the Company issued 49,667 common stock to fulfill the exercise of the warrants.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

10. Common Stock (CONT'D.)

The number of April 2004 stock purchase warrants outstanding and exercisable at December 31, 2005 is 44,866 [December 31, 2004 - 94,533]. The stock purchase warrants expire in April 2006.

[d]           On March 17, 2005, the Company issued 55,165 common stock in connection with debt settlement of $357,378 on December 31, 2004.

[e]           On May 26, 2005 the Company closed on a Private Placement Term Sheet with a financing agent. The private placement consisted of 1,200,000 units at $5 per unit for total proceeds of $6,000,000. Each unit consisted of one common stock and 1 stock purchase warrant. Each stock purchase warrant entitles the holder to acquire one common stock of the Company at a price of $7 per share for one year. The fair value allocated to the warrants was estimated at $1,644,000 using the Black-Scholes Option Pricing Model. The value of the warrants and the proceeds in excess of the par value of the shares issued was credited to additional paid in capital and the balance of $4,354,800 was recorded as share capital. Costs associated with the private placement included commissions and a finder’s fee of $450,000, an initial engagement fee of $50,000 paid in February 2005 through the issuance of 7,500 common stock of the Company and a placement fee valued at $29,358 and paid through the issuance of 21,429 stock purchase warrants on May 26, 2005. These warrants may be exercised at any time until one year from the effective date of a Registration Statement at an exercise price of $7.00 per share. None of the May 2005 stock purchase warrants have been exercised as of December 31, 2005.

As part of the private placement each investor was granted a Bonus Warrant to acquire additional shares of common stock at a price of $0.001 per share of common stock for a period of one year following closing, if at any time the Company issues or sells any additional shares of common stock to a third party other than the investor in exchange for consideration in an amount per additional share of common stock which is less than $5.00 per share of common stock. The formula to calculate the additional shares of common stock which the Bonus Warrant holder will be entitled to acquire upon any such issuance shall be determined by multiplying the Unit price of $5.00 by a fraction as follows:

[i]	The numerator is the total number of investor(s) shares originally acquired by the investor.

[ii]           The denominator is the price per share of common stock for the additional shares of common stock less the total number of Investor(s) Shares originally acquired from the foregoing.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

10. Common Stock (CONT'D.)

No Bonus Warrants shall be granted upon the issuance of any additional shares of common stock which are issued pursuant to the exercise of any currently outstanding warrants or other subscription or purchase rights, or pursuant to the exercise of any conversion or exchange rights or pursuant to the granting or exercise of any incentive based stock options issued by the Company to any employees, consultants or Strategic partners.

As the Company failed to have a registration statement declared effective by September 26, 2005 (which is deemed to be a registration default), the Company must pay liquidated damages to the selling stockholders at a rate of 1% of the aggregate gross proceeds per month ($60,000), up to a maximum of 6% of the aggregate gross proceeds or $360,000. Any liquidated damages that accrue after one year from the Closing Date shall not exceed 6% of the Subscription Amount paid by the Initial Investor. The liquidated damages are applied on a pro rata basis for any portion of a month prior to the cure of an Event. At year end the total liquidated damages were $188,000.

[f]	Stock options

The Company has a stock option plan for its directors, officers, employees and consultants. Under the terms of the plan options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements which override the terms of the standard plan.

On June 6, 2005, the Company granted 1,400,000 stock options to a director and consultants of the Company. The stock options are exercisable at $5.00 per share with 50% vesting twelve months after issuance and 50% vesting after twenty-four months from issuance.

In July, 2005 a further 250,000 options were granted to a director. The stock options are exercisable at $5.00 per share with 50% vesting after eleven months from issuance and 50% vest twenty-three months after issuance.

On September 20, 2004, the Company granted 50,000 stock options to a director of the Company. The stock options are exercisable at $2.50 per share with 10,000 options vesting every six months from the date of grant. These options expire on September 20, 2007.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

10. Common Stock (CONT'D.)

A summary of the status of the Company’s stock option plan as of December 31, 2005 and 2004 and changes during the periods ending on those dates is presented below:

	2005		2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	#	$	#	$

Outstanding at beginning of year	50,000	2.50	—	—
Granted	1,650,000	5.00	50,000	2.50
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding at end of year	1,700,000	4.93	50,000	2.50
Options exercisable at end of year	10,000	2.50	—	—

The following table summarizes information about share options outstanding at December 31, 2005:

Options Outstanding					Options Exercisable
Exercise price	Year of grant	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number outstanding	Weighted-average exercise price
$			[years]	$		$

2.50	2004	50,000	1.72	2.50	10,000	2.50
5.00	2005	1,650,000	4.43	5.00	—	—
2.50-5.00		1,700,000	4.35	4.93	10,000	2.50

During the year ended December 31, 2005, the Company recorded total stock-based compensation of $1,949,114 [eleven month period ended December 31, 2004 - $22,064] related to stock options granted in 2005 and 2004.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

10. Common Stock (CONT'D.)

The estimated fair value of stock options issued during the periods ended December 31, 2005 and 2004 were determined using the Black-Scholes options pricing model using the following weighted average assumptions: annualized volatility of 50% [2004 - 128%], risk free interest rate of 4% [2004 - 3.42%], expected life of 5 years [2004 - 3 years] and a dividend yield of 0% [2004 - 0%]. The resulting weighted-average fair value per option issued during the period ended December 31, 2005 was $3.12 [December 31, 2004 - $4.41].

[h]	Warrants

The following summarizes the stock purchase warrant transactions:
		Weighted average
	Number	warrant price
	of warrants	$

Outstanding, January 31, 2004	—	—
Warrants issued [note 10b]	150,000	7.50
Warrants exercised [note 10c]	(55,467)	7.50
Warrants expired	—	—
Outstanding, December 31, 2004	94,533	7.50
Warrants issued [note 10e]	1,221,429	7.00
Warrants exercised [note 10c]	(49,667)	7.50
Warrants expired	—	—
Outstanding, December 31, 2005	1,266,295	7.02

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

11. Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. These differences result from the following items:

Pursuant to SFAS 109, the potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2005	2004
	$000	$000
Loss before income taxes per financial statements	(3,091)	(604)
Income tax rate	35%	35%
Income tax recovery	(1,082)	(211)
Permanent differences	26	100
Exchange rate change	(17)	(2)
Income tax rate difference	19	12
Income tax rate changes	(50)	—
Valuation allowance change	1,054	101
Deferred income tax (recovery)	(50)	—

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

11. INCOME TAXES (CONT'D.)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31 are as follows:

	2005	2004
	$000	$000

Net operating loss carryforwards	473	101
Stock based compensation	682	—
Total deferred tax assets	1,155	101
Valuation allowance	(1,155)	(101)
Net deferred tax assets	—	—
Deferred income tax (liability)	(1,438)	(1,189)

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that realization will not occur.

The valuation allowance is reviewed periodically. When circumstance change and this causes a change in management's judgment about the realizeability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income,

D/ljm/846053.1

 Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

11. INCOME TAXES (CONT'D.)

The net operating loss carryforwards expire as follows:

$

Canada
2014	13,929
2015	503,176
517,105

U.S.
2024	71,547
2025	317,384
388,931

Papua New Guinea
2024	254,563
2025	278,033
532,596

Total	2,360,159

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate. The Canadian non-capital loss carryforwards may also be limited by a change in Company ownership.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

12. Commitments

The rental of office premises at Second Floor, 809 Manning Road, N.E. Calgary, Alberta totaling 3,000 square feet is for a term of three years commencing August 2005 and shall expire on the last day of July 2008. The minimum annual rent shall be based on $10.00 per square foot per annum plus it pro rata share of utilities. The Company is obligated under the lease to future lease payments that are due as follows:

$

2006	63,229
2007	63,229
2008	31,650
158,108

13. Obligations under Capital Leases

During the year ended December 31, 2005 the Company entered into a capital lease. The Company is obligated under the capital lease to future minimum annual lease payments that are due as follows:

$

2006	12,609
2007	12,609
2008	12,609
2009	8,012
45,839
Less amount representing interest at 13.75%	9,550
Present value of future minimum lease obligations	36,289
Less current portion	8,347
27,942

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

14. Related Party Transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

[a]           Advances payable to related parties are due to a director of the Company, are non-interest bearing and have no fixed terms of repayment.

[b]           During the year the Company incurred consulting fees to directors of the Company in the amount of $132,000. Of that amount $100,000 remained unpaid as at December 31, 2005 and is included in the balance of accounts payable and accrued liabilities.

15. supplemental disclosure of cash flow information

			Cumulative from
	Twelve months	Eleven months	January 28,
	ended	ended	2003 to
	December 31,	December 31,	December 31.
	2005	2004	2005
	$	$	$

Cash paid during the year for:
Interest	1,652	—	1,652

Non-cash transactions:
Shares issued for acquisition of Scotia	1,000,000	—	100,000
Purchase of capital lease assets	45,022	—	45,022
Share and warrants issued as share
issue costs	71,429	—	71,429
Contribution received from a shareholder of
the Company in connection with the acquisition
of Scotia	—	1,817,273	1,817,273
Debt settled for shares	—	357,378	357,378
Shares issued for services	—	1,000,000	1,000,000

16. Comparative Figures

The Company has reclassified certain of the figures presented for comparative purposes to conform with the financial statement presentation adopted in the current year.

D/ljm/846053.1

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2005

17. Risks

Ownership in oil and gas properties involves certain inherent risks as they may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Licenses do not guarantee title against possible claims. The Company believes that their ownership of licenses with respect to their oil and gas properties are valid and enforceable given that they have been granted directly by the government of Papua New Guinea.

Oil and gas exploration activities in Papua New Guinea may be affected in varying degrees by political instabilities and government regulations relating to the oil and gas industry. Any changes in regulations or shift in political conditions are beyond the Company’s control and may adversely affect their business as a significant portion of the Company’s assets are located in Papua New Guinea. The Company believes that the present government administration has achieved progress in restructuring Papua New Guinea’s political institutions and revitalizing its economy.

18. Subsequent Events

On March 16, 2006 the Company closed the first tranche of a financing by the issuance of a $5,000,000 senior secured convertible note and 3,000,000 share purchase warrants to one accredited investor. The note, due March 14, 2007 may be converted, at the option of the noteholder, into shares of common stock or other equity-linked securities issued in any equity offering by the company. 1,500,000 of the warrants are exercisable into shares of common stock at an exercise price of $3.42 per share, commencing after June 1, 2006 and until March 14, 2009 and 1,500,000 of the warrants are exercisable into shares of common stock at an exercise price of $3.42 per share, commencing after the later of June 1, 2006 and the time the company achieves the conditions for the issue of the second tranche of notes.

D/ljm/846053.1

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 2, 2005, Moore Stephens Ellis Foster completed a transaction with Ernst & Young LLP which to our knowledge resulted in the resignation of substantially all of the personnel at Moore Stephens Ellis Foster on May 2, 2005 and the association of those persons, as of May 3, 2005, with Ernst & Young LLP. As a result, the audit personnel that performed audit services for our company while they were associated with Moore Stephens Ellis Foster continued to provide those same audit services to our company from and after May 3, 2005, at which date they associated with Ernst & Young LLP. We are advised that Moore Stephens Ellis Foster resigned as our auditors effective upon consummation of this transaction. Although we did not formally engage Ernst & Young LLP as our auditor until we became aware of the nature and effect of this transaction, our Board of Directors has approved the change of accountants to Ernst & Young LLP, an independent registered public accounting firm.

During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Moore Stephens Ellis Foster on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Moore Stephens Ellis Foster for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals, except that Moore Stephens Ellis Foster expressed in their report substantial doubt about our ability to continue as a going concern.

We provided Moore Stephens Ellis Foster with a copy of our Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in our Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Moore Stephens Ellis Foster was filed as Exhibit 16.1 to our Current Form 8-K filed with the SEC on November 30, 2005.

We have engaged the firm of Ernst & Young LLP. Ernst & Young LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

D/ljm/846053.1

Name	Position Held with the Company	Age	Date First Elected or Appointed
Garth Braun	President, Chief Executive Officer, Chairman and Director	47	July 19, 2004
Ted Kozub	Chief Financial Officer and Director	68	December 15, 2003
Georgina Martin	Secretary, Treasurer and Director	57	March 5, 2004

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Garth Braun – President, Chief Executive Officer, Chairman, and Director

Mr. Braun has been the President, Chief Executive Officer, Chairman and a director of our company since July 19, 2004. Mr. Braun received an Honors degree in Business Administration in 1985. Mr. Braun has been CEO and Director of Karmel Capital Corporation since 1996. Karmel Capital is a private real estate development company with holdings in Western Canada.

Mr. Braun was a consultant to Seraph Capital AG from 1998 to 2002. Seraph Capital AG’s focus was to raise capital for private and publicly listed companies in both Europe and North America. Mr. Braun was a director of Datawave Systems Inc. from August of 1997 to July of 2001, a Long Distance Calling Card Vending Distribution Company.

Ted Kozub – Chief Financial Officer and Director

Mr. Kozub has been the Chief Financial Officer and a director of our company since December 15, 2003.

Mr. Kozub is a recently retired tax partner with KPMG, where he was a partner from 1981 to 2000. He has been in public accounting practice for over 22 years and has held various senior positions with Revenue Canada Taxation from 1971 to 1979.

He was appointed to the special task force for the implementation of Canadian Tax Reform and was Tax Manager with Hudsons Bay Oil & Gas in Calgary, which is a subsidiary of Conoco, from 1961 to 1970. Mr. Kozub was the President of the Canadian Petroleum Tax Society from 1967 to 1968 and was a frequent lecturer to various accounting organizations in accounting, cost and management and taxation. Mr. Kozub was a director and officer of Fetchomatic Inc. from May 1, 2000 to April 26, 2001 (a company that developed software for internet search engines); a director and officer of Direct Response Financial Services Inc. from April 1, 2003 to January 2, 2005 (a company that provided Debt Card Services for the Latin American market carried out in Los Angeles); and a director of AMI Resources Ltd. from April 9, 2003 to July 10, 2005 (a gold mining company with operations in Ghana). Mr. Kozub is currently a director and officer of KOKO Petroleum Inc., having been appointed on January 15, 2004.

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

D/ljm/846053.1

Ms. Martin took a position with Mutual Life Insurance as an underwriter assistant from 1965 to 1966. She then went to work for Regmil Industries as a bookkeeper until 1971. Between 1971 to 1975, she worked as an assistant to the accountant for Westcoast Plywood. In 1975 Ms. Martin was hired by Bartell Bros. Construction as an accountant. From 1978 to 1988, she was employed by Brink Remanufacturing Industries Ltd. as a Comptroller, a lumber re-manufacturing company specializing in added value timber products. Ms. Martin left Brink Remanufacturing Industries Ltd. in 1988 and joined the Jemi Group of Companies and holds the position of Comptroller/Chief Financial Officer to the present date, which is a group of private companies engaged in the logging and land development industry. Ms. Martin is also a director of KOKO Petroleum Inc., having been appointed on October 21, 2004.

In 1986 Ms. Martin obtained her designation as a Certified General Accountant with a focus on finance. She has been active in the organization since that time.

In 1988 Ms. Martin and a business partner incorporated a private corporation. This served as a base towards her comptrollership of the many companies that followed over the next 16 years.

KOKO Petroleum Inc. is a company engaged in exploration and drilling for oil and natural gas in the State of Texas. Given that our operations are in Papua, New Guinea, and will remain so for the foreseeable future, we do not view the affiliation of Mr. Kozub and Ms. Martin to KOKO Petroleum Inc. as creating any potential for conflicts of interest with our company.

Mr. Braun is a significant employee and the loss of this employee would have an adverse impact on our future developments and could impair our ability to succeed.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The Board of Directors of our company held no formal meetings during the year ended December 31, 2005. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2005 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2005, there were no meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

D/ljm/846053.1

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Ted Kozub	2(1)	3(1)	Nil
Georgina Martin	1(1)	1(1)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

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

D/ljm/846053.1

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

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Cheetah Oil & as Ltd., Second Floor, 809 Manning Road NE

Calgary, Alberta T2E 7M9.

Item 10.	Executive Compensation.

The chief executive officer of our company received cash or other compensation during the fiscal periods ended December 31, 2005, 2004 and 2003 as disclosed below. No other executive officer of our company received annual salary and bonus for the periods ended December 31, 2005, 2004 and 2003, except as listed below.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Garth Braun President, Chief Executive Officer, Chairman and Director(2)	2005 2004 2003	$120,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	500,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Ted Kozub Chief Financial Officer and Director(3)	2005 2004 2003	$12,000 $11,000Nil	Nil Nil Nil	Nil Nil Nil	Nil 50,000(4) N/A	Nil $10,500 Nil	Nil Nil Nil	Nil Nil Nil
Georgina Martin Secretary, Treasurer and Director(5)	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	250,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

D/ljm/846053.1

(1)            The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Mr. Braun became our President, Chief Executive Officer, Chairman and a director of our company on July 19, 2004.
(3)	Mr. Kozub became our Chief Financial Officer and a director of our company on December 15, 2003.
(4)	Mr. Kozub was granted 50,000 stock options exercisable at a price of $2.50 per share until September 20, 2007.
(5)	Ms. Martin became our Secretary, Treasurer and a director of our company on March 5, 2004.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2005. We have never issued stock appreciation rights.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Garth Braun President, Chief Executive Officer and Chairman	500,000	30%	$5.00	June 1, 2010
Georgina Martin Secretary and Treasurer	250,000	15%	$5.00	June 1, 2010

(1)            The denominator (of 1,700,000) was arrived at by calculating the net total number of new options awarded during the year.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005. No named Executive Officer exercised options during the period ended December 31, 2005.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable /Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY-end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Garth Braun	Nil	Nil	250,000	250,000	Nil	Nil
Ted Kozub	Nil	Nil	10,000	40,000	$55,500	$222,000
Georgina Martin	Nil	Nil	250,000	Nil	Nil	Nil

(1)            The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($2.40 per share on NASD OTCBB) and the exercise price of the individual’s options.

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

D/ljm/846053.1

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation Of Directors

During the year ended December 31, 2005, we paid consulting fees of $12,000 to Ted Kozub for consulting services he provided to our company. Other than the possible granting of incentive stock options, we have no current plans to compensate Ms. Martin. However, as consistent with our practice to date, we intend to pay consulting fees of $1,000 per month to Mr. Kozub.

Our Directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the board of directors or serving on committees of the board of directors. We did not pay director’s fees or other cash compensation for services rendered as a director in the year ended December 31, 2005. We may, however, determine to compensate our directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Employment Contracts

We have entered into a management agreement dated May 1, 2005 with Garth Braun, our President. Under the terms of the agreement, commencing May 1, 2005, Mr. Braun receives $15,000 per month for the services he provides to our company. In addition, Mr. Braun has been granted 500,000 stock options at an exercise price of $5.00 per share for a period of five years, of which 250,000 options are currently exercisable and 250,000 options vest and become exercisable on the first anniversary of the management agreement. The options have been granted pursuant to our 2005 Stock Option Plan. The management agreement expires on April 1, 2008.

Our company has no plans or arrangements in respect of remuneration received or that may be received by Named Executive Officers of our company in fiscal 2006 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

D/ljm/846053.1

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 10, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Garth Braun Suite 501, 1166 Alberni Street Vancouver, BC V5E 3Z3	751,250(2)	2.05%
Ted Kozub Second Floor, 498 Ellis Street Penticton, BC V2A 4M2	44,000(3)	0.12%
Georgina Martin Box 172, Station A Nanaimo, BC V9R 5K9	24,721,935(4)	67.49%
Hari Sharma G/F Pacific View Apartment Pruth Street Korobosea, Port Moresby Papua New Guinea	2,687,602	7.3%
Dan Kropinak 1414 – 131 Street Surrey, BC V4A 4A8	2,028,533	5.5%
Directors and Executive Officers as a Group	25,517,185(2)(3)	69.64%

*Less than 1%.

(1)            Based on 36,798,231 shares of common stock issued and outstanding as of April 10, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes options to acquire an aggregate of 500,000 shares of common stock, exercisable within sixty days.
(3)	Includes options to acquire an aggregate of 10,000 shares of common stock, exercisable within sixty days.

(4)            Georgina Martin is the trustee with respect to 24,721,935 shares of our common stock which are subject to a voting trust. As trustee, Georgina Martin has discretion to exercise voting authority with respect to the shares that are subject to the voting trust arrangement. Georgina Martin is the beneficial owner of 1,312,500 shares of the 24,721,935 shares that are subject to the voting trust arrangement. There are 33 shareholders who beneficially hold their shares through the voting trust. None the shareholders in the voting trust are the beneficial owner of more than 5% of our common stock. The trust is administered by three committee members – Georgina Martin, Hari Sharma and Michael Jenks, who collectively exercise control and discretion of the shares held in the trust. Gerald R. Tuskey, Barrister & Solicitor is the Escrow Holder. No one committee member shall have control or discretion over any of the shares in the agreement.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

D/ljm/846053.1

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

During the year ended December 31, 2005, our company paid $12,000 in consulting fees to Ted Kozub, our Chief Financial Officer and a director of our company for consulting services he provides to our company.

We have entered into a management agreement dated May 1, 2005 with Garth Braun, our President. Under the terms of the agreement, commencing June 1, 2005, Mr. Braun receives $15,000 per month for the services he provides to our company. In addition, Mr. Braun has been granted 500,000 stock options at an exercise price of $5.00 per share for a period of five years, of which 250,000 options are currently exercisable and 250,000 options vest and become exercisable twelve months from the date of the management agreement. The options have been granted pursuant to our 2005 Stock Option Plan. The management agreement expires on April 1, 2008.

Prior to December 31, 2005 advances payable due to two directors of the Company was paid in full to the directors.

During the year the Company incurred consulting fees to Garth Braun, our President in the amount of $ 120,000. Of that amount $ 100,000 remained unpaid as at December 31, 2005 and is included in the balance of accounts payable and accrued liabilities. These amounts are non-interest bearing and unsecured. There are no specific repayment terms but the amounts accrued are payable on demand.

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

D/ljm/846053.1

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

10.8	Securities Purchase Agreement dated March 14, 2006 with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.9	Registration Rights Agreement dated March 14, 2006 with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.10	Senior Secured Convertible Note dated March 14, 2006 with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

D/ljm/846053.1

10.11

Pledge and Security Agreement dated March 14, 2006 with Scotia Petroleum Inc. in favour of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favour of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(21)	Subsidiaries of the Registrant
21.1	Cheetah Oil and Gas Ltd., a company incorporated pursuant to the laws of British Columbia Scotia Petroleum Inc., a company incorporated pursuant to the laws of British Columbia
(23)	Consents
23.1*	Consent of Ernst & Young LLP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Garth Braun
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ted Kozub
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

D/ljm/846053.1

99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the period ended December 31, 2005 the aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $35,000. For the period ended December 31, 2004, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $27,000.

Audit Related Fees

For the period ended December 31, 2005 and December 31, 2004, the aggregate fees billed for assurance and related services by Ernst & Young LLP and Moore Stephens Ellis Foster Ltd. respectively, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $16,371. and $8,500, respectively.

Tax Fees

For the period ended December 31, 2005 and December 31, 2004, the aggregate fees billed by Ernst & Young LLP and Moore Stephens Ellis Foster Ltd., respectively, for other non-audit professional services, other than those services listed above, totalled NIL and NIL, respectively.

We do not use Ernst & Young LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore Stephens Ellis Foster Ltd. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

D/ljm/846053.1

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Ernst & Young LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP’s independence.

D/ljm/846053.1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

By: /s/ Garth Braun

Garth Braun

President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: April 18, 2006

By: /s/ Ted Kozub

Ted Kozub

Chief Financial Officer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: April 18, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Garth Braun

Garth Braun

President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: April 18, 2006

By:	/s/ Ted Kozub

Ted Kozub

Chief Financial Officer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: April 18, 2005

By:	/s/ Georgina Martin

Georgina Martin, Secretary, Treasurer and Director

Date: April 18, 2006

D/ljm/846053.1