Form 10QSB
period 2006-03-31
CHEETAH OIL & GAS LTD.
filed 2006-05-19
CIK 908821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission file Number: 000-26907

CHEETAH OIL & GAS LTD.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

93-1118938

(I.R.S. Employer Identification Number)

Second Floor, 809 Manning Road NE

Calgary, Alberta T2E 7M9 Canada

(Address of principal executive offices)

(403) 248-5300

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   36,789,231 common shares issued and outstanding as of May 5, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements for the three month period ended March 31, 2006 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Unaudited Interim Consolidated Financial Statements

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

(formerly Bio-American Capital Corporation)

March 31, 2006

Cheetah Oil & Gas Ltd.

CONSOLIDATED BALANCE SHEET

(unaudited, expressed in U.S. dollars)

[Basis of Presentation and Going Concern Uncertainty – See Note 2]

As at:

	March 31,	December 31,
	2006	2005
	$	$

ASSETS [note 4]
Current
Cash and cash equivalents	3,333,833	631,586
Accounts receivable	49,130	134,821
Deferred financing costs [note 4]	296,610	—
Prepaids and deposits	116,770	162,921
	3,796,343	929,328
Long term deposit	4,284	4,290
Refundable deposits for petroleum prospecting licences	204,900	204,063
Equipment	107,386	126,987
Oil and gas properties, unproven	12,711,040	10,467,322
Goodwill	497,000	497,000
	17,320,953	12,228,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 9[b]]	1,594,568	1,366,230
Advances payable [note 5]	450,000	—
Advances payable - related parties [note 9[a]]	—	1,174
Convertible Note Payable [note 4]	3,370,000	—
Current portion of capital lease obligations	8,568	8,347
	5,423,136	1,375,751
Long term portion of capital lease obligations	26,254	27,942
Deferred income taxes	1,438,000	1,438,000
Non-controlling interest	2,697	2,697
	6,890,087	2,844,390

Contingencies [note 11]

Stockholders’ equity
Common stock [note 6]
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 36,679,481 shares
[December 31, 2005 - 36,679,481 shares]	36,680	36,680
Additional paid in capital [note 7]	15,048,520	12,994,255
Deficit accumulated during the exploration stage	(4,654,334)	(3,646,335)
	10,430,866	9,384,600
	17,320,953	12,228,990

See accompanying notes

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited, expressed in U.S. dollars)

	Three months ended March 31, 2006 $	Three months ended March 31, 2005 $	Cumulative from January 28, 2003 to March 31, 2006 $

General and administrative expenses
Accounting, audit and legal	89,631	70,720	438,396
Depreciation	6,497	6,000	39,536
Interest	28,120	—	29,772
Application fees and permits	5,079	3,759	54,520
Accretion on convertible note [note 4]	70,000	—	70,000
Consulting fees [note 9[b]]	85,298	27,047	341,974
Office and miscellaneous	7,151	31,939	105,695
Investor relations and shareholder information	21,437	29,779	293,454
Insurance	42,537	117	101,155
Rental and communication	20,581	10,984	138,604
Salaries and benefits	5,931	4,727	45,600
Travel	20,651	28,630	308,166
Stock-based compensation [note 6 [a]]	679,493	22,064	2,650,671
	1,082,406	235,766	4,617,543

Operating loss before other income (loss)	(1,082,406)	(235,766)	(4,617,543)
Foreign exchange gain (loss)	60,632	—	(155,678)
Other income	13,775	—	68,887
Loss before income taxes	(1,007,999)	(235,766)	(4,704,334)
Income taxes (recovery) - deferred	—	—	(50,000)
Net loss for the period	(1,007,999)	(235,766)	(4,654,334)

Loss per share - basic and diluted	(0.03)	(0.01)	(0.14)

Weighted average number of common stock outstanding - basic and diluted	36,679,481	35,088,037	34,264,036

See accompanying notes

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, expressed in U.S. dollars)

	Three months ended March 31, 2006 $	Three months ended March 31, 2005 $	Cumulative from January 28, 2003 to March 31, 2006 $

OPERATING ACTIVITIES
Net loss for the period	(1,007,999)	(235,766)	(4,654,334)
Items not involving cash
Depreciation	6,497	6,000	39,536
Foreign exchange	—	—	163,000
Deferred income taxes	—	—	(50,000)
Stock-based compensation	679,493	22,064	2,650,671
Gain on Disposal	(4,311)	—	(4,311)
Accretion on convertible note	70,000	—	70,000
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
Prepaid and deposits	46,151	5,070	109,681
Accounts receivable	85,691	—	(49,130)
Refundable licences deposits	(837)	—	(75,756)
Long term deposits	6	—	(4,284)
Accounts payable and accrued liabilities	49,258	67,290	1,200,590
Net cash used in operating activities	(76,051)	(135,342)	(606,337)

FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	—	372,500	5,922,500
Proceeds on exercise of warrants	—	—	416,000
Proceeds from Convertible note financing	5,000,000	—	5,000,000
Net Issuance Costs paid relating to note financing	(110,511)	—	(110,511)
Subscriptions received	—	—	750,288
Repayment of capital lease	(1,467)	—	(10,200)
Repayment of advances payable to related parties	(1,174)	—	(1,174)
Advances payable	450,000	12,367	510,821
Net cash from financing activities	5,336,848	384,867	12,477,724

INVESTING ACTIVITIES
Purchase of equipment	—	(10,740)	(115,004)
Proceeds on Disposal of Equipment	17,415	—	17,415
Oil and gas properties	(2,575,965)	(246,571)	(8,138,261)
Cash paid in connection with acquisition of Scotia, net of cash received	—	—	(301,780)
Net cash used in investing activities	(2,558,550)	(257,311)	(8,537,630)

Increase in cash and cash equivalents	2,702,247	(7,786)	3,333,757
Cash and cash equivalents, beginning of period	631,586	151,076	76
Cash and cash equivalents, end of period	3,333,833	143,290	3,333,833

Supplemental disclosure of cash flow Information [note 10]

See accompanying notes

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

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

On March 5, 2004, Cheetah Nevada entered into an Acquisition Agreement (“Agreement”), whereby Cheetah Nevada issued 25,000,000 common stock in exchange for all of the issued and outstanding common stock of Cheetah Oil and Gas Ltd. (“Cheetah BC”), a Canadian company. In connection with this transaction, $130,000 debt owed by Cheetah Nevada was assumed and settled. For accounting purposes, the share exchange was considered a reverse takeover under applicable accounting rules, whereby Cheetah BC was considered the acquiring entity as the shareholders of Cheetah BC acquired more than 50% of the outstanding shares of Cheetah Nevada. Cheetah Nevada was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Cheetah BC.

Cheetah BC was incorporated on January 28, 2003 in British Columbia, Canada under the name of Universal Data Corp. and changed its name to Cheetah Oil & Gas Ltd. effective December 11, 2003. Cheetah BC, an exploration stage enterprise, is in the business of acquiring and exploring oil and gas properties in Papua New Guinea.

2. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements presented are those of Cheetah Oil & Gas Ltd., formerly Bio-American Capital Corporation (“Cheetah Nevada”) and its wholly-owned subsidiaries, Cheetah Oil & Gas Ltd. (“Cheetah BC”), Cheetah Oil & Gas Limited (“Cheetah PNG”), and 98.65% owned Scotia Petroleum Inc. (“Scotia”). Collectively, they are referred to herein as “the Company”. All significant intercompany balances and transactions have been eliminated.

These unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

2. BASIS OF PRESENTATION (CONT'D.)

The comparative figures contained in the unaudited interim consolidated statements of operations and cash flows are for the three months ended March 31, 2005.

The balance sheet as at December 31, 2005 has been derived from the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto.

Going concern uncertainty

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $1,007,999 for the three month period ended March 31, 2006 [three month period ended March 31, 2005 - $235,766] and at March 31, 2006 had a deficit accumulated during the exploration stage of $4,654,334 [December 31 2005 - $3,646,335]. The Company has not generated any revenue, has substantial accumulated deficit and working capital deficiency and requires additional funds to maintain its exploration operations. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim consolidated financial statements do not include any adjustments that might result from this uncertainty.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

3. SIGNIFICANT ACCOUNTING POLICIES

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

As at March 31, 2006 the Company did not have any proven reserves.

Stock-based compensation

At March 31, 2006, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan using the fair value method as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Stock-based compensation cost was recognized in the unaudited interim consolidated statements of operations for the three month period ended March 31, 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month period ended March 31, 2006 has considerations for estimated forfeitures. When estimating forfeitures, voluntary termination behavior is considered as well as trends of actual option forfeitures. For the cumulative period from January 28, 2003 to March 31, 2006 there have been no forfeitures, so to date there has been no impact on net loss, cash flows or basic or diluted loss per share of adopting FAS123(R).

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

4. SENIOR CONVERTIBLE NOTE

On March 14, 2006 the Company closed the first tranche of a financing by the issuance of a $5,000,000 senior secured convertible note (“Convertible Note”) and 3,000,000 share purchase warrants to one accredited investor. The Convertible Note bears interest at 10% per annum compounding quarterly until August 31, 2006. Thereafter it compounds at a rate which increases by 2% on the last day of each calendar month. The Convertible Note, due March 14, 2007, may be converted at the option of the noteholder into shares of common stock or other equity-linked securities issued in any equity offering by the Company. The conversion rate is the amount of principal and unpaid and accrued interest on the principal, multiplied by a factor of 1.10 and divided by the price per share of common stock and other equity securities at which such common stock and other equity securities are sold to other investors in an offering. The holder is not able to convert the note such that the holder, after giving effect of the conversion, beneficially owns greater than 4.99% of the number of shares of common stock outstanding after giving effect to such conversion.

1,500,000 of the warrants are exercisable into shares of common stock at a rate of one common stock for each warrant exercised at an exercise price of $3.42 per share, commencing after June 1, 2006 and until March 14, 2009 and 1,500,000 of the warrants are exercisable into shares of common stock at a rate of one common stock for each warrant exercised at an exercise price of $3.42 per share, commencing after the later of June 1, 2006 and the time the Company achieves the conditions for the issue of the second tranche of financing. These conditions are dependent upon the Company’s stock price remaining above $5.50 for 10 consecutive days, and certain conditions relating to successful results from drilling.

The Company has allocated the proceeds between the convertible Note and the warrants using the pro rata method. As a result, a value of $1,700,000 has been allocated to the warrants and accounted for within Additional Paid In Capital [see note 7]. The remaining value of $3,300,000 has been recorded as convertible note payable within current liabilities. For the three month period ended March 31, 2006 the Company recorded $70,000 as an accretion relating to the debt discount.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

4. SENIOR CONVERTIBLE NOTE (CONT'D)

The Company incurred financing costs of $449,838 in connection with the issuance of the Convertible Note and warrants. Of this, $296,610 relates to the Convertible Note and will be deferred and amortized over the term of the note. The balance of $153,228 has been assigned as relating to the warrants and has been recorded s a reduction to Additional Paid In Capital [see note 7].

As collateral for the Convertible Note, the Company signed a general security agreement on all assets of the Company (including the Oil and gas properties prospecting licenses).

5. ADVANCES PAYABLE

Advances Payable consist of advances made in January and February 2006 to four unrelated parties totaling $450,000. The advances are due on demand for a term of one year with an interest rate of 4% p.a. compounded semi annually

6. COMMON STOCK

[a]	Stock options

The Company has a stock option plan for its directors, officers, employees and consultants. Under the terms of the plan options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements which override the terms of the standard plan.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

6. COMMON STOCK (CONT'D.)

A summary of the status of the Company’s stock option plan as of March 31, 2006 and changes during the period is presented below:

	2006
	Number of shares	Weighted average exercise price
	#	$

Outstanding at beginning of year	1,700,000	4.93
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—	—
Outstanding at March 31, 2006	1,700,000	4.93
Options exercisable at March 31, 2006	30,000	2.50

The following table summarizes information about share options outstanding at March 31, 2006:

Options Outstanding					Options Exercisable
Exercise price	Year of grant	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number outstanding	Weighted-average exercise price
$			[years]	$		$

2.50	2004	50,000	1.47	2.50	30,000	2.50
5.00	2005	1,650,000	4.18	5.00	—	—
2.50-5.00		1,700,000	4.1	4.93	30,000	2.50

During the three month period ended March 31, 2006, the Company recorded total stock-based compensation of $679,493 [three month period ended March 31, 2005 - $22,064; cumulative to March 31, 2006 – $2,650,671] related to stock options granted in 2005 and 2004.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

6. COMMON STOCK (CONT'D.)

A summary of the Company’s unvested stock option activity and related information in the three months ended March 31, 2006 is as follows:

		Weighted Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested at January 1, 2006	1,680,000	$3.14
Granted	-
Vested	(10,000)	$4.41
Forfeited	-
Nonvested at March 31, 2006	1,670,000	$3.14

As of March 31, 2006, there was $2,717,329 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 0.98 years.

The aggregate intrinsic value of the vested and exercisable stock options at March 31, 2006 was $18,400.

[b]	Warrants

The following summarizes the stock purchase warrant transactions for the three months ended March 31, 2006:

		Weighted average
	Number	warrant price
	of warrants	$

Outstanding, December 31, 2005	1,266,295	7.02
Warrants issued [note 4]	3,000,000	3.42
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, March 31, 2006	4,266,295	4.49

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

7. ADDITIONAL PAID IN CAPITAL

The following summarizes the movements in Additional Paid in Capital in the three month period ended March 31, 2006

$

Balance, December 31, 2005	12,994,255
Stock based compensation expense [note 6[a]]	679,493
Fair value of warrants issued [note 4]	1,700,000
Warrant issue costs [note 4]	(153,228)
Accrued liquidated damages [i]	(172,000)
Balance, March 31, 2006	15,048,520

[i] The accrued liquidated damages relate to damages payable to investors from a financing on May 26, 2005. As the Company failed to have a registration statement declared effective by September 26, 2005 the Company must pay liquidated damages at a rate of $60,000 per month to a maximum of $360,000. As at March 31, 2006 the total accrued damages were $360,000 (December 31, 2005 - $188,000)

8. SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets and net loss by geographical location are as follows:

	March 31,	December 31,
	2006	2005
	$	$

Assets
North America (corporate)	3,098,374	917,575
Papua New Guinea	14,222,579	11,311,415
Total	17,320,953	12,228,990

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

9. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

[a]           Advances payable to related parties are due to a director of the Company, are non-interest bearing and have no fixed terms of repayment.

[b]           For the three months ended March 31, 2006 the Company incurred consulting fees to directors of the Company in the amount of $45,000 [three months ended March 31, 2005 - $nil]. The full amount, plus $100,000 relating to the year ended December 31, 2005 remained unpaid as at March 31, 2006 and is included in the balance of accounts payable and accrued liabilities.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			Cumulative from
	Three months	Three months	January 28,
	ended	ended	2003 to
	March 31,	March 31,	March 31.
	2006	2005	2006
	$	$	$

Cash paid during the period:
Interest	1,424	—	3,076

Non-cash transactions:
Shares issued for acquisition of Scotia	—	1,000,000	1,000,000
Liquidated damages for failure to file a Registration
Statement	172,000	—	360,000
Purchase of capital lease assets	—	—	45,022
Share and warrants issued as share
issue costs	—	—	71,429
Contribution received from a shareholder of
the Company in connection with the acquisition
of Scotia	—	—	1,817,273
Debt settled for shares	—	—	357,378
Shares issued for services	—	—	1,000,000

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

March 31, 2006

11. CONTINGENCIES

On April 19, 2006 the Company was named as a defendant in an action taken by two investors in the private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs are alleging that they are owed additional shares of common stock pursuant to the bonus warrant provisions. The Company has taken the position that the bonus warrant provisions are not applicable in the circumstances and accordingly intends to defend it. The nature of the claim is for common stock, and there is no monetary impact of this claim. If the Plaintiffs are successful, they will receive bonus warrants to purchase 138,597 common stock of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Our consolidated unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Cheetah Oil & Gas Ltd. and our subsidiary.

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

We currently hold five petroleum prospecting licenses and one petroleum retention licence in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres. Our five Petroleum Prospecting Licenses are all located along the Northern Coast. We are now evaluating and exploring the oil and gas prospects over approximately 8.3 million acres in our five license areas in Papua, New Guinea.

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

As at March 31, 2006, our cash on hand is $3,333,833. Over the next twelve months we intend to use all available funds to expand on the exploration and development of our licenses, as follows:

Estimated Funding Required During the Next Twelve Months

Prospect Development & Seismic	$1,470,000	to	$7,875,000
Drilling & Development	$2,500,000	to	$5,000,000
Offering Costs & Expenses	$650,000	to	$1,125,000
General Corporate Expenses	$700,000	to	$1,000,000
Working Capital	$680,000	to	$850,000
Total	$6,000,000	to	$15,850,000

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

As at March 31, 2006, we had $5,423,136 in current liabilities. As at March 31, 2006 we had a working capital deficit of $1,626,793. Our financial statements report a net loss of $ 4,654,334 for the cumulative period from January 28, 2003 to March 31, 2006. Our losses increased in part as a result of an overall increase in all expense categories during the period ended March 31, 2006 as we were actively involved in the oil and gas business and incurred exploration expenses.

Our total liabilities as of March 31, 2006 were $6,890,087, compared to $2,844,390 as at December 31, 2005. The increase was primarily due to the convertible note financing that took place on March 16, 2006, of which $3,370,000 has been recorded in current liabilities..

During the cumulative period from January 28, 2003 to March 31, 2006 we spent $12,711,040 on exploration and acquisition of our oil and gas properties. Of this amount, $4,905,026 was attributable to acquisitions costs, and $7,806,014 was attributable to exploration costs.

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

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our licenses over the next twelve months:

On PRL #13 we intend to drill a re-entry well on the Kuru structure. Commencement of the re-entry process began in April, 2006 and re-entry commenced on May 9, 2006. Cost to complete will be approximately $3,500,000, with $100,000 towards production testing.

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
•

Depending on the results from drilling the Kuru structure, a 20 kilometer seismic program may be run on an additional structure in the second to third quarters of 2006. The cost estimated will be $100,000 per kilometer for a total cost of $2,000,000.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2007.

Employees

In addition to our directors and officers we also have seven full-time employees in Papua New Guinea. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. We currently have three consultants engaged on a contractual basis through two third party consulting companies, who provide us with technical expertise for oil and gas exploration activities. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. The adoption of this new accounting pronouncement did not have a significant impact on our consolidated financial statements since the Company already used the fair value method to account for stock based compensation.

In December 15, 2005 the FASB issued Statement No. 154, Accounting Changes and Error Corrections, FASB 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. Effective January 1, 2006 the Company adotted FAS 154. The adoption of this statement did not have a material impact on the consolidated interim financial statements.

Application of Critical Accounting Policies

Our audited consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We follow the full cost method of accounting for our oil and gas operations. Under this method, all cost incurred in the acquisition, exploration and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reverses.

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

As at March 31 2006, we do not have any proved reserves.

Stock Based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123 (R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123 (R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company was already using the fair value method under SFAS 123 and the main difference is the estimation of forfeitures in order to estimate the awards not expected to vest. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based upon historical volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience.

We adopted FAS 123 (R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123 (R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123 (R).

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise substantial doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $4,654,334 since inception through March 31, 2006.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have yet to attain profitable operations and because we will need additional financing to fund our extensive exploration activities, we believe there is substantial doubt about our ability to continue as a going concern.

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

In their report on our annual consolidated financial statements for the year ended December 31, 2005, our independent auditors included explanatory paragraphs regarding substantial doubts about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. Even with the completion of the private placement in May 2005 for gross proceeds of $6,000,000, we believe we will have to raise additional funds to satisfy our estimated minimum cash requirements for the period ending March 31, 2007 and/or we may be required to minimize certain expenses. We estimate our minimum cash requirements for that period to be $6,000,000. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Due to the losses incurred since inception, our accumulated deficit and our not having generated any revenues to date or currently generating any revenues, there is substantial doubt about our ability to continue as a going concern.

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

Our constating documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001. The amendment to our company’s articles to increase our authorized share capital and authorize the Preferred Shares will not have any immediate effect on the rights of existing shareholders. However, our board of directors will have the authority to issue authorized common stock and the Preferred Shares without requiring future shareholders approval of such issuances, except as may be required by applicable law or exchange regulations. To the extent that additional authorized common shares are issued in the future, they will decrease the existing shareholders’ percentage equity ownership and, depending upon the price at which they are issued, could be dilutive to the existing shareholders.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Other than as disclosed below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On April 19, 2006, we were named as a defendant in an action commenced by Gryphon Master Fund L.P. and GSSF Master Fund L.P. (the “Plaintiffs”) in the U.S. District Court, Northern District of Texas. Plaintiffs were investors in our private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs are alleging that they are owed additional shares of common stock pursuant to the bonus warrant provisions. We have taken the position that the bonus warrant provisions are not applicable in the circumstances alleged by the Plaintiffs and as such, intend to defend the action.

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

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favour of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.17	Drilling Contract with Simmons Drilling (Overseas) Limited dated January 16, 2006 (incorporated by reference from our Registration Statement on Form SB-2/A, Amendment No. 6 filed on April 28, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(21)	Subsidiaries of the Registrant
21.1	Cheetah Oil and Gas Ltd., a company incorporated pursuant to the laws of British Columbia Scotia Petroleum Inc., a company incorporated pursuant to the laws of British Columbia
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Garth Braun
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ted Kozub
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

/s/ Garth Braun

By: Garth Braun, President and Director

(Principal Executive Officer)

Dated: May 19, 2006

/s/ Ted Kozub

By: Ted Kozub, Chief Financial Officer and Director

(Principal Financial Officer)

Dated: May 19, 2006