Form 10QSB
period 2006-06-30
CHEETAH OIL & GAS LTD.
filed 2006-09-15
CIK 908821

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   36,798,231 common shares issued and outstanding as of September 2, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2006 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Unaudited Interim Consolidated Financial Statements

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

(formerly Bio-American Capital Corporation)

June 30, 2006

Cheetah Oil & Gas Ltd.

CONSOLIDATED BALANCE SHEETS

(unaudited, expressed in U.S. dollars)

[Basis of Presentation and Going Concern Uncertainty – See Note 2]

As at:

	June 30,	December 31,
	2006	2005
	$	$
		Restated
ASSETS [note 4]	[Note 2]	[Note 2]
Cash and cash equivalents	857,373	631,586
Accounts receivable	39,397	134,821
Deferred financing costs [note 4]	176,547	—
Prepaids and deposits	282,905	162,921
	1,356,222	929,328
Long term deposit	4,466	4,290
Refundable deposits for petroleum prospecting licences	224,856	204,063
Equipment	104,382	126,987
Oil and gas properties, unproven	18,699,383	11,520,322
Goodwill	497,000	497,000
	20,886,309	13,281,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 9[b]]	3,309,888	1,366,230
Advances payable [note 5]	450,000	—
Advances payable - related parties [note 9[a]]	—	1,174
Convertible note payable [note 4]	3,528,493	—
Fair value of warrants [note 4]	1,243,295	—
Current portion of capital lease obligations	9,004	8,347
	8,540,680	1,375,751
Long term portion of capital lease obligations	24,296	27,942
Long term debt – Capital Loan [note 11]	751,315	—
Deferred income taxes	1,497,000	1,438,000
Non-controlling interest	2,697	2,697
	10,815,988	2,844,390

Contingencies [notes 4 & 12]

Stockholders’ equity
Common stock [note 6]
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 36,679,481 shares
[December 31, 2005 - 36,679,481 shares]	36,680	36,680
Additional paid in capital [note 7]	14,541,241	13,182,255
Deficit accumulated during the exploration stage	(4,507,600)	(2,781,335)
	10,070,321	10,437,660
	20,886,309	13,281,990

See accompanying notes

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, expressed in U.S. dollars)

	Six months ended June 30, 2006 $	Six months ended June 30, 2005 $	Three months ended June 30, 2006 $	Three months ended June 30, 2005 $	Cumulative from January 28, 2003 to June 30, 2006 $

		Restated		Restated
General and administrative expenses	[Note 2]	[Note 2]		[Note 2]	[Note 2]
Liquidated damages fees	172,000	—	—	—	360,000
Accounting, audit and legal	227,966	118,349	145,023	47,629	576,730
Amortization of deferred charges	287,780	—	62,512	—	287,780
Depreciation	13,267	12,000	6,770	6,000	46,306
Interest	160,345	—	132,225	—	161,997
Interest - long-term debt	1,315	—	1,315	—	1,315
Application fees and permits	11,252	5,640	6,173	1,881	60,693
Accretion of debt discount on convertible note [note 4]	828,493	—	698,082	—	828,493
Consulting fees [note 9[b]]	162,311	51,003	84,814	23,956	418,987
Office and miscellaneous	22,311	75,050	15,160	55,764	120,855
Investor relations and shareholder information	37,851	68,291	16,414	38,512	309,868
Insurance	74,694	107,191	32,157	107,191	133,312
Rental and communication	50,450	21,143	29,869	10,159	168,474
Salaries and benefits	9,629	15,901	3,698	11,174	49,298
Travel	60,687	44,772	40,036	16,142	348,202
Stock-based compensation [note 6[a]]	656,986	239,128	328,493	217,064	1,575,164
	2,777,337	758,468	1,602,741	535,472	5,447,474

Loss before other income (loss)	(2,777,337)	(758,468)	(1,602,741)	(535,472)	(5,447,474)
Foreign exchange gain (loss)	(19,733)	20,914	(80,365)	33,684	(236,043)
Other income [Note 4]	1,070,805	—	892,142	—	1,125,917
Loss before income taxes	(1,726,265)	(737,554)	(790,964)	(501,788)	(4,557,600)
Income taxes (recovery) - deferred	—	—	—	—	(50,000)
Net loss and comprehensive loss for the period	(1,726,265)	(737,554)	(790,964)	(501,788)	(4,507,600)

Loss per share - basic and diluted	(0.05)	(0.02)	(0.02)	(0.01)

Weighted average number of common stock outstanding - basic and diluted	36,679,481	35,493,689	36,679,481	36,656,481

See accompanying notes

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, expressed in U.S. dollars)

	Six months ended June 30, 2006 $	Six months ended June 30, 2005 $	Three months ended June 30, 2006 $	Three months ended June 30, 2005 $	Cumulative from January 28, 2003 to June 30, 2006 $
OPERATING ACTIVITIES	[Note 2]	Restated [Note 2]		Restated [Note 2]	[Note 2]
Net loss for the period	(1,726,265)	(737,554)	(790,964)	(501,788)	(4,507,600)
Items not involving cash
Amortization of deferred charges	287,780	—	62,512	—	287,780
Depreciation	13,267	12,000	6,770	6,000	46,306
Unrealized gains on warrants	(1,056,705)	—	(891,817)	—	(1,056,705)
Foreign exchange	59,000	—	59,000	—	222,000
Deferred income taxes	-	—	—	—	(50,000)
Stock-based compensation	656,986	239,128	328,493	217,064	1,575,164
Gain on disposal	(4,311)	—	—	—	(4,311)
Accretion of debt discount on convertible note	828,493	—	698,082	—	828,493
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
Prepaid and deposits	(119,984)	(116,243)	(166,135)	(121,313)	(56,454)
Accounts receivable	95,424	—	9,733	—	(39,397)
Refundable licences deposits	(20,793)	(6,030)	(19,956)	(6,030)	(95,712)
Other	(176)	—	(182)	—	(4,466)
Accounts payable and accrued liabilities	315,079	6,343	143,821	60,947	1,652,411
Net cash used in operating activities	(672,205)	(602,356)	(560,643)	(345,120)	(1,202,491)

FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	—	5,922,500	—	5,767,880	5,922,500
Proceeds on exercise of warrants	—	—	—	—	416,000
Proceeds from convertible note financing	5,000,000	—	—	—	5,000,000
Net issuance costs paid relating to note financing	(464,328)	—	(389,328)	—	(464,328)
Proceeds from capital loan	751,315	—	751,315	—	751,315
Subscriptions received	-	—	—	—	750,288
Repayment of capital lease	(2,989)	—	(1,522)	—	(11,722)
Repayment of advances payable to related parties	(1,174)	—	—		(1,174)
Advances payable	450,000	182,254	—	(169,887)	510,821
Net cash from financing activities	5,732,824	6,104,754	360,465	5,597,993	12,873,700

INVESTING ACTIVITIES
Purchase of equipment	(3,766)	(19,326)	(3,766)	(8,586)	(118,770)
Proceeds on disposal of equipment	17,415	—	—	—	17,415
Oil and gas properties	(4,848,481)	(598,766)	(2,272,516)	(352,195)	(10,410,777)
Cash paid in connection with acquisition of Scotia, net of cash received	—	—	—	—	(301,780)
Net cash used in investing activities	(4,834,832)	(618,092)	(2,276,282)	(360,781)	(10,813,912)

Increase in cash and cash equivalents	225,787	4,884,306	(2,476,460)	4,892,092	857,297
Cash and cash equivalents, beginning of period	631,586	151,076	3,333,833	143,290	76
Cash and cash equivalents, end of period	857,373	5,035,382	857,373	5,035,382	857,373

Supplemental disclosure of cash flow Information [note 10]

See accompanying notes

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

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

These unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. In the opinion of

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

2. BASIS OF PRESENTATION (cont’d)

management, these unaudited interim consolidated financial statements contain all the adjustments (which are of normal recurring nature) necessary for fair presentation.

The balance sheet as at December 31, 2005 has been derived from the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, restated to include the adjustments described under “Correction of Errors” below. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto.

Correction of errors

The Company’s previously issued financial statements as at and for the year ended December 31, 2005 and as at and for the three months ended March 31, 2006 have been restated as follows:

a)	Stock-based Compensation for Consultants

The Company has capitalized the stock-based compensation cost relating to field consultants for the three months ended June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006 as these are costs that are directly identified with the exploration activities in the Company’s Papua New Guinea cost center. These costs were previously expensed. The financial statements for prior periods have been restated. The effect is to reduce the loss by $ 1,053,000 and $ 351,000 for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively.

b)	Liquidated Damages

The Company has expensed the accrued liquidation damages fees relating to the Company failing to have a registration statement with regards to the private placement financing for 1,200,000 units declared effective on September 26, 2005. Since the Company failed to have a registration statement declared effective by that date the Company must pay liquidated damages at a rate of $ 60,000 per month to a maximum of $ 360,000. These costs were previously recorded as a charge to additional paid-in capital. The financial statements for prior periods have been restated. The effect is to increase the loss by $ 188,000 and $ 172,000 for the year ended December 31, 2005 and the three months ended March 31, 2006, respectively.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

2. BASIS OF PRESENTATION (cont’d)

Correction of errors (cont’d)

The impact of the adjustments described above under a) and b) on the consolidated financial statements as at December 31, 2005 and March 31, 2006 and for the year ended December 31, 2005 and for the three months ended March 31, 2006 have been quantified below:

	Year Ended December 31, 2005	Three Months Ended March 31, 2006
Consolidated balance sheets
Increase in oil and gas properties, unproven	$1,053,000	$351,000
Increase in additional paid-in capital	$188,000	$172,000
Decrease in accumulated deficit during the exploration stage	$865,000	$179,000
Consolidated statements of operations
Increase in liquidated damages fees	$188,000	$172,000
Decrease in stock-based compensation	$1,053,000	$351,000
Decrease in net loss and comprehensive loss	$865,000	$179,000
Decrease in loss per share – basic and diluted	$0.02	$0.01

Since the Company continued to record a net loss after the correction, no tax adjustment was recorded.

The Company’s previously issued financial statements as at and for the three months ended March 31, 2006 have also been restated as follows:

c)	Convertible Note

The Company has reviewed the requirements of FAS 133 and EITF Issue 00-19, as interpreted by EITF Issue 05-02, and considers that bifurcation of the conversion option is required and that the EITF Issue 98-5 and EITF Issue 00-27 requirements are not applicable in this instance. The Company has also determined that, because the settlement of the convertible option may result in the issuance of an unlimited number of shares, the warrants outstanding do not meet the requirements of EITF Issue 00-19 for equity classification and should be presented as a liability recorded at fair value, with changes in the fair value recorded in the consolidated statements of operations. The warrants were previously recorded in additional paid-in capital. The deferred financing costs allocated to the warrants and recorded as a charge to additional paid-in

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

2. BASIS OF PRESENTATION (cont’d)

Correction of errors (cont’d)

capital have been expensed. The deferred financing costs allocated to the convertible note continue to be amortized over the life of the convertible note. The impact of the adjustments described above on the consolidated financial statements as at and for the three months ended March 31, 2006 have been quantified below:

Three Months Ended March 31, 2006
Consolidated balance sheets
Decrease in deferred financing costs	$57,551
Decrease in convertible note payable	$539,589
Increase in fair value of warrants	$2,135,112
Decrease in additional paid-in capital	$1,546,772
Increase in accumulated deficit during the exploration stage	$106,302
Consolidated statements of operations
Increase in amortization of deferred charges	$210,779
Increase in accretion of debt discount on convertible note	$60,411
Increase in other income	$164,888
Increase in net loss and comprehensive loss	$106,302
Increase in loss per share – basic and diluted	$0.01

Since the Company continued to record a net loss after the correction, no tax adjustment was recorded.

Going concern uncertainty

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $1,726,265 for the six month period ended June 30, 2006 [Six month period ended June 30, 2005 - $737,554] and at June 30, 2006 had a deficit accumulated during the exploration stage of $4,507,600 [December 31 2005 – $2,781,335]. The Company has not generated any revenue, has a substantial accumulated deficit and working capital deficiency and requires additional funds to maintain its exploration operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

2. BASIS OF PRESENTATION (cont’d)

Going concern uncertainty (cont’d)

required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. These unaudited interim consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Costs of oil and gas properties are amortized using the unit-of-production method based upon estimated proven oil and gas reserves starting when proved reserves have been established. The significant unproven properties are excluded from the costs subject to depletion.

As at June 30, 2006 the Company did not have any proven reserves.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-based compensation

At June 30, 2006, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements which override the terms of the standard plan.

Prior to December 31, 2005, the Company accounted for the plan using the fair value method as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the six-month period ended June 30, 2006 has considerations for estimated forfeitures. When estimating forfeitures, voluntary termination behavior is considered as well as trends of actual option forfeitures. For the cumulative period from January 28, 2003 to June 30, 2006 there have been no forfeitures, so to date there has been no impact on net loss, cash flows or basic or diluted loss per share of adopting FAS123(R).

Comparative figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

4. CONVERTIBLE NOTES

Convertible Notes Issued on March 14, 2006

On March 14, 2006, the Company issued convertible notes (“Convertible Notes”) to purchase shares of the Company's common stock for total gross proceeds of $5,000,000. The Convertible Notes are a liability that may be converted into shares of the Company prior to payout by the Company, as outlined below. The Company may, prior to any conversion, redeem the Convertible Notes for the amount of the principal and any interest and penalties. The Convertible Notes also have a contingent put option that allows the holder to demand payment if the Company completes an offering. The Convertible Notes are due on March 14, 2007 and bears interest at 10% per annum compounded quarterly until August 31, 2006. Thereafter the interest compounds

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

4. CONVERTIBLE NOTES (cont’d)

Convertible Notes Issued on March 14, 2006 (cont’d)

at a rate which increases by 2% on the last day of each calendar month. The total amount of interest payable on the maturity date is $749,263. The Convertible Notes are convertible at the option of the holder into common stock or other equity-linked securities issued in any offering by the Company. The number of shares to be issued upon conversion is determined by the following formula:

1.

Conversion Rate – The number of share of Common stock or other Equity Securities issuable upon conversion of any Conversion Amount pursuant to the Agreement shall be determined by dividing (x) the product of multiplying such Conversion Amount times 1.10, by (y) the Conversion Price.

2.

Conversion Amount - means the sum of (A) the portion of the Principal to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to such Principal and (C) accrued and unpaid late charges with respect to such Principal and interest.

3.	Conversion Price – means the price per share or unit of common stock and other equity securities at which such common stock and other equity securities are sold to the other investors in an offering.

In conjunction with the Convertible Notes, the Company issued 3,000,000 share purchase warrants. 2,000,000 of the warrants are exercisable into common stock at an exercise price of $3.25 per share, commencing after June 1, 2006, and expire on March 14, 2009 while 1,000,000 warrants are exercisable into common stock at an exercise price of $3.75 per share, commencing after June 1, 2006, and expire on Mar 14, 2009. There are no conditions attached to the warrant holders’ ability to exercise the warrants in accordance with the terms noted above.

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the balance sheet.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

4. CONVERTIBLE NOTES (cont’d)

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing – (cont’d)

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. The Company must file the SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If the Company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. The maximum penalty payable is $500,000.

The conversion option of the Convertible Notes allows the holder to convert the Convertible Notes into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. The total number of shares to be issued in satisfaction of the conversion option is indeterminable and the registration of such shares is out of the control of the Company. Therefore, the conversion option and the contingent put option are classified as a liability in accordance with the provisions of EITF issue 00-19 and measured at fair value with changes in fair value recorded in the consolidated statements of operations. Furthermore, the Company is also unable to conclude that it would have a sufficient number of authorized and unissued shares to satisfy outstanding warrants, after considering other commitments that may require the issuance of shares during the life of the warrants, in particular those with respect to the conversion option discussed above. In addition, the shares underlying the warrants are also subject to registration rights. As a result, the warrants are also classified as a liability at fair value with changes in fair value recorded in the consolidated statements of operations.

The contingent put option allows the holder to force repayment of the principal (puttable at par) if the Company completes an offering. Therefore, the contingent put option would be classified as a liability in accordance with the provisions of EITF issue 00-19 and measured at fair value with changes in fair value recorded in the consolidated statements of operations, if any.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

4. CONVERTIBLE NOTE (cont’d)

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing – (cont’d)

The fair value of the warrants at issuance, March 31, 2006 and June 30, 2006, is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk free interest rate	4.00%
Expected life	3 years
Expected volatility	80%
Dividend per share	$0.00

The fair value of the warrants as at March 31, 2006 was $ 2,135,112 and as at June 30, 2006 was $ 1,243,295.

The Company incurred financing costs of $464,327 in connection with the issuance of the Convertible Notes and warrants. Of this, $250,737 relates to the Convertible Notes and will be deferred and amortized over the term of the Convertible Notes. At June 30, 2006, $74,190 has been amortized of which $62,512 was in the three months ended June 30, 2006. The balance of $213,590 has been assigned as relating to the warrants and was included in net loss for the three month period ending March 31, 2006 (see note 2 (c )).

As collateral for the Convertible Notes, the Company signed a general security agreement on all assets of the Company (including the oil and gas properties prospecting licenses).

5. ADVANCES PAYABLE

Advances Payable consist of advances made in January and February 2006 by four unrelated parties totaling $450,000. The advances are due on demand for a term of one year with an interest rate of 4% per annum compounded semi annually.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

6. COMMON STOCK

Stock Options

The Company has a stock option plan for its directors, officers, employees and consultants. Under the terms of the plan options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements which override the terms of the standard plan. The vesting period of the stock options is 50% over the first twelve months and 50% over the remaining twelve months.

The following summarizes the information about options outstanding at June 30, 2006:

Options Outstanding					Options Exercisable
Exercise price	Year of grant	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number outstanding	Weighted-average exercise price
$			[years]	$		$

2.50	2004	50,000	1.22	2.50	30,000	2.50
5.00	2005	1,650,000	3.93	5.00	825,000	5.00
2.50-5.00		1,700,000	3.85	4.93	855,000	4.93

During the six month period ended June 30, 2006, the Company recorded total stock-based compensation for directors of $656,986 and for consultants $702,000 [six month period ended June 30, 2005 - $239,128 for directors and $351,000 for consultants totalling $590,128; cumulative to June 30, 2006 — $1,575,164 for directors and $1,755,000 for consultants totalling $3,330,164] related to stock options granted in 2005 and 2004.

A summary of the Company’s unvested stock option activity and related information in the six months ended June 30, 2006 is as follows:

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

6. COMMON STOCK (cont’d)

Stock Options (cont’d.)

		Weighted Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested at January 1, 2006	1,680,000	$3.14
Granted	—
Vested	(835,000)	$4.41
Forfeited	—
Nonvested at June 30, 2006	845,000	$3.14

As of June 30, 2006, there was $2,037,836 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average service period of 0.98 years.

The aggregate intrinsic value of the vested and exercisable stock options at June 30, 2006 was $nil.

Warrants

The following summarizes the stock purchase warrant transactions for the six months ended June 30, 2006:

		Weighted average
	Number	exercise price
	of warrants	$

Outstanding, December 31, 2005	1,266,295	7.02
Warrants issued [note 4]	3,000,000	3.42
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	(44,866)	(7.02)
Outstanding, June 30, 2006	4,221,429	4.46

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

7. ADDITIONAL PAID-IN CAPITAL

The following summarizes the movements in Additional Paid-in Capital in the six month period ended June 30, 2006

$

Balance, December 31, 2005	13,182,255
Stock based compensation expense for directors [note 6]	656,986
Stock based compensation capitalized for Consultants [note 6]	702,000

Balance, June 30, 2006	14,541,241

8. SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

	June 30,	December 31,
	2006	2005
	$	$

Assets
North America (corporate)	968,840	917,575
Papua New Guinea	19,917,469	12,364,415
Total	20,886,309	13,281,990

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

9. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

[a]	Advances payable to related parties are due to a director of the Company, are non-interest bearing and have no fixed terms of repayment.

[b]

For the six months ended June 30, 2006 the Company incurred consulting fees to officers who are also directors of the Company in the amount of $90,000 [six months ended June 30, 2005 - $30,000]. The full amount, plus $100,000 relating to the year ended December 31, 2005 remained unpaid as at June 30, 2006 and is included in the balance of accounts payable and accrued liabilities.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six months ended June 30, 2006	Six months ended June 30, 2005	Three months ended June 30, 2006	Three months ended June 30, 2005	Cumulative from January 28, 2003 to June 30, 2006
	$	$	$	$	$

Cash paid during the period:
Interest	1,424	—	—	—	3,076

Non-cash transactions:
Shares issued for acquisition of Scotia	—	1,000,000	—	—	1,000,000
Purchase of capital lease assets	—	—	—	—	45,022
Share and warrants issued as share issue costs	—	—	—	71,429	71,429
Contribution received from a shareholder of the Company in connection with the acquisition of Scotia	—	—	—	—	1,817,273
Debt settled for shares	—	—	—	—	357,378
Shares issued for services	—	—	—	—	1,000,000

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

11. LONG TERM DEBT - CAPITAL LOAN

On June 23, 2006 the Company received a capital loan in the amount $ 750,000 US due June 23, 2008. The loan shall bear interest at a rate of 8% per annum calculated annually and not in advance, payable on the Maturity Date of June 23, 2008. In the event of any partial repayments made by the Company on the Principal Sum before the due date, such payments shall be applied firstly towards accrued interest and then towards the Principal Sum. The capital loan shall be subordinated to all amounts currently due and owing by the Company to Macquarie Holdings (USA) Inc as the holder of the Convertible Notes. This is a non-secured debt.

12. CONTINGENCIES

On April 19, 2006 the Company was named as a defendant in an action taken by two investors in the private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs are alleging that they are owed additional shares of common stock pursuant to the bonus warrant provisions. The Company has taken the position that the bonus warrant provisions are not applicable in the circumstances and accordingly intends to defend it. The nature of the claim is for common stock, and there is no monetary impact of this claim. If the Plaintiffs are successful, they will receive bonus warrants to purchase 138,597 common stock of the Company. The Company cannot determine the outcome of this action at this time.

13. RECENT ACCOUNTING PROUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. More specifically, SFAS 155:

1.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.
2.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

June 30, 2006

13. RECENT ACCOUNTING PROUNCEMENTS (cont’d.)

3.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

4.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
5.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not determined the effect, if any, that the adoption of SFAS 155 will have on the Company's consolidated financial position or results of operations.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company's consolidated financial position or results of operations.

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

Our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Cheetah Oil & Gas Ltd. and our subsidiary.

Overview

We are a Nevada corporation incorporated on May 5, 1992. We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea. We were previously intending to enter into the businesses of a technology venture finance company to organize, capitalize, acquire and finance technology companies, and subsequent to that attempted to acquire certain resource leases in the Raton Basin. Due to the inability to run these businesses with a profit, the default on the obligations of certain parties and the difficulty in attracting additional capital on terms favorable to existing shareholders, our previous management ceased operation of all prior businesses in 2002.

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

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company. In April 2004 we completed a private placement of 150,000 shares of common stock and 150,000 stock purchase warrants for total proceeds of $750,288. Subsequently, we received a further $416,000 on the exercise of 55,467 of the stock purchase warrants and $ 372,500 upon the exercise of 49,667 of the stock purchase warrants. The net proceeds received were used as working capital to allow us to finance our commitments under our licences. On May 26, 2005 we completed a private placement of 1,200,000 shares of common stock and 1,200,000 stock purchase warrants for total gross proceeds of $6,000,000, with net proceeds of $5,550,000 after deduction of placement agent fees and finder’s fees.

On March 14, 2006, we closed the first tranche of a financing by the issuance of a $5,000,000 senior secured convertible note and 3,000,000 share purchase warrants to one investor. The note, due March 14, 2007 may be converted, at the option of the note holder, into shares of common stock or other equity-linked securities issued in any equity offering by our company. Upon the satisfaction of certain conditions, we will be entitled to have the note holder invest a further $5,000,000 for another convertible note on the same terms as that acquired in the first tranche.

As at June 30, 2006, our cash on hand is $857,373. Over the next twelve months we intend to use all available funds to expand on the exploration and development of our licenses, as follows:

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

As at June 30, 2006, we had $8,540,680 in current liabilities. As at June 30, 2006 we had a working capital deficit of $7,184,458. Our financial statements report a net loss of $4,507,600 for the cumulative period from January 28, 2003 to June 30, 2006. Our losses increased in part as a result of an overall increase in all expense categories during the period ended June 30, 2006 as we were actively involved in the oil and gas business and incurred exploration expenses.

Our total liabilities as of June 30, 2006 were $10,815,988 compared to $2,844,390 as at December 31, 2005. The increase was primarily due to the convertible note financing that took place on March 14, 2006, of which $4,771,788 has been recorded in current liabilities, a 1 year advance payable note for $ 450,000 recorded in current liabilities and a two year capital loan totaling $ 750,000 recorded in long term debt.

During the cumulative period from January 28, 2003 to June 30, 2006 we acquired $18,699,383 on exploration and acquisition of our oil and gas properties. Of this amount, $4,905,026 was attributable to acquisitions costs, and $13,794,357 was attributable to exploration costs.

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

Also on PPL #246, on the Middletown or South East Iehi Structure we hope to conduct a drilling program of up to 2,000 meters in the first and second quarter of 2007 (at an approximate cost of $4,000 per meter).

Spot surveys (selective geological sampling consisting of a review of seismic and geophysical data that has been accumulated) will be conducted on PPL #249, PPL #250 and PPL #245 from June of 2006 to the end of 2007. The costs of such surveys are included in the anticipated costs of the surveys and seismic programs discussed in this section.

A 30 kilometer seismic program will be run on the Middletown geological structures in the fourth quarter of 2006. The estimated cost will be $100,000 per kilometer for a total cost of up to $3,000,000.

On PPL #250 and/or PPL #246, a 40 kilometer seismic program will potentially be run in the first and second quarter of 2007. The estimated cost will be $80,000 per kilometer for a total cost of up to $3,200,000.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2007.

Employees

In addition to our directors and officers we also have seven full-time employees in Papua New Guinea. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. We currently have one consultant engaged on a contractual basis through two third party consulting companies, who provide us with technical expertise for oil and gas exploration activities. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. More specifically, SFAS 155:

1.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.
2.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.
3.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

4.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
5.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not determined the effect, if any, that the adoption of SFAS 155 will have on the Company's consolidated financial position or results of operations.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company's consolidated financial position or results of operations.

Application of Critical Accounting Policies

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

As at June 30, 2006, we do not have any proved reserves.

Stock Based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123 (R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123 (R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We were already using the fair value method under SFAS 123 and the main difference is the estimation of forfeitures in order to estimate the awards not expected to vest. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based upon historical volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience.

We adopted FAS 123 (R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the second quarter of 2006 reflect the impact of FAS 123 (R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123 (R).

Convertible Notes

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the balance sheet.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. The Company must file the SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If the Company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. The maximum penalty payable is $500,000.

The conversion option of the Convertible Notes allows the holder to convert the Convertible Notes into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. The total number of shares to be issued in satisfaction of the conversion option is indeterminable and the registration of such shares is out of the control of the Company. Therefore, the conversion option and the contingent put option are classified as a liability in accordance with the provisions of EITF issue 00-19 and measured at fair value with changes in fair value recorded in the consolidated statements of operations. Furthermore, the Company is also unable to conclude that it would have a sufficient number of authorized and unissued shares to satisfy outstanding warrants, after considering other commitments that may require the issuance of shares during the life of the warrants, in particular those with respect to the conversion option discussed above. In addition, the shares underlying the warrants are also subject to registration rights. As a result, the warrants are also classified as a liability at fair value with changes in fair value recorded in the consolidated statements of operations.

The contingent put option allows the holder to force repayment of the principal (puttable at par) if the Company completes an offering. Therefore, the contingent put option would be classified as a liability in accordance with the provisions of EITF issue 00-19 and measured at fair value with changes in fair value recorded in the consolidated statements of operations, if any.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise substantial doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $4,507,600 since inception through June 30, 2006.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. There can be no assurance that our business plan will prove successful, and no assurance that we may be able to operate profitably, if at all.

In their report on our annual consolidated financial statements for the year ended December 31, 2005, our independent auditors included explanatory paragraphs regarding substantial doubts about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. Even with the completion of the private placement in March 2006 for gross proceeds of $5,000,000, we believe we will have to raise additional funds to satisfy our estimated minimum cash requirements for the period ending June 30, 2007 and/or we may be required to minimize certain expenses. We estimate our minimum cash requirements for that period to be $6,000,000. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

We have licenses with respect to our oil and gas properties and we believe our interests are valid and enforceable given that they have been granted directly by the government of Papua New Guinea, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Further, the properties are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. If the interest in our properties is challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

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

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including our President, Mr. Garth Braun, also one of our directors. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees other than Garth Braun. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

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

Oil and gas operations in Papua New Guinea are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations in Papua New Guinea are also subject to federal and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. Our current exploration and drilling activities are subject to the aforementioned environment regulations. We do not currently have any identified oil or gas reserves. When and if we establish reserves or enter into production we will become subject to additional regulations which do not currently pertain to us or affect our current operations.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and our chief financial officer. Based upon that evaluation, our president and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

On April 19, 2006, we were named as a defendant in an action commenced by Gryphon Master Fund L.P. and GSSF Master Fund L.P. (the “Plaintiffs”) in the U.S. District Court, Northern District of Texas. The Plaintiffs were investors in our private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs are alleging that they are owed additional shares of common stock pursuant to the bonus warrant provisions. We have taken the position that the bonus warrant provisions are not applicable in the circumstances alleged by the Plaintiffs and as such, intend to defend the action.

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

Dated: September 15, 2006

/s/ Ted Kozub

By: Ted Kozub, Chief Financial Officer and Director

(Principal Financial Officer)

Dated: September 15, 2006