Form 10QSB
period 2006-09-30
CHEETAH OIL & GAS LTD.
filed 2006-11-14
CIK 908821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   36,798,231 common shares issued and outstanding as of November 9, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three and nine month periods ended September 30, 2006 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Unaudited Interim Consolidated Financial Statements

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

(formerly Bio-American Capital Corporation)

September 30, 2006

Cheetah Oil & Gas Ltd.

CONSOLIDATED BALANCE SHEETS

(unaudited, expressed in U.S. dollars)

[Basis of Presentation and Going Concern Uncertainty – See Note 2]

As at:

	September 30,	December 31,
	2006	2005
	$	$
		Restated
ASSETS [note 4]	[Note 2]	[Note 2]
Cash and cash equivalents	106,288	631,586
Accounts receivable	20,544	134,821
Deferred financing costs [note 4]	113,347	—
Prepaids and deposits	225,627	162,921
	465,806	929,328
Long term deposit	4,490	4,290
Refundable deposits for petroleum prospecting licences	228,834	204,063
Equipment	97,451	126,987
Oil and gas properties, unproven	20,179,559	11,520,322
Goodwill	497,000	497,000
	21,473,140	13,281,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 9[b]]	4,211,945	1,366,230
Advances payable [note 5]	450,000	—
Advances payable - related parties [note 9[a]]	—	1,174
Convertible note payable [note 4]	4,234,246	—
Fair value of warrants [note 4]	36,064	—
Current portion of capital lease obligations	9,553	8,347
	8,941,808	1,375,751
Long term portion of capital lease obligations	22,397	27,942
Long term debt – Capital Loan [note 11]	766,274	—
Deferred income taxes	1,497,000	1,438,000
Non-controlling interest	2,697	2,697
	11,230,176	2,844,390

Contingencies [notes 4 & 12]

Stockholders’ equity
Common stock [note 6]
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 36,679,481 shares
[December 31, 2005 - 36,679,481 shares]	36,680	36,680
Additional paid in capital [note 7]	15,220,734	13,182,255
Deficit accumulated during the exploration stage	(5,014,450)	(2,781,335)
	10,242,964	10,437,600
	21,473,140	13,281,990

See accompanying notes

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, expressed in U.S. dollars)

[Basis of Presentation and Going Concern Uncertainty – See Note 2]

	Nine months ended Sept. 30, 2006 $	Nine months ended Sept 30, 2005 $	Three months ended Sept 30, 2006 $	Three months ended Sept 30, 2005 $	Cumulative from January 28, 2003 to Sept 30, 2006 $

		Restated		Restated
General and administrative expenses	[Note 2]	[Note 2]		[Note 2]	[Note 2]
Liquidated damages fees	350,333	—	178,333	—	538,333
Accounting, audit and legal	347,630	125,991	119,664	7,642	696,395
Amortization of deferred charges	350,980	—	63,200	—	350,980
Depreciation	20,117	17,768	6,850	5,780	53,156
Interest	261,144	—	100,799	—	262,796
Interest - long-term debt	66,274	—	64,959	—	66,274
Application fees and permits	16,198	7,022	4,946	1,382	65,639
Accretion of debt discount on convertible note [note 4]	1,534,246	—	705,753	—	1,534,246
Consulting fees [note 9[b]]	212,092	128,253	49,781	77,250	468,768
Office and miscellaneous	24,837	41,460	2,526	(12,688)	123,498
Investor relations and shareholder information	54,627	94,882	16,776	26,591	326,644
Insurance	97,795	110,429	23,101	3,238	156,296
Rental and communication	72,577	44,232	22,127	23,089	190,600
Salaries and benefits	11,250	17,408	1,621	1,507	50,919
Travel	82,983	52,769	22,296	7,997	370,498
Stock-based compensation [note 6]	985,479	567,621	328,493	328,493	1,903,657
	4,488,562	1,207,835	1,711,225	470,281	7,158,699

Loss before other income (loss)	(4,488,562)	(1,207,835)	(1,711,225)	(470,281)	(7,158,699)
Foreign exchange (loss)	(21,580)	—	(1,847)	—	(237,890)
Other income [Note 4]	2,277,027	—	1,206,222	—	2,332,139
Loss before income taxes	(2,233,115)	(1,207,835)	(506,850)	(470,281)	(5,064,450)
Income taxes (recovery) - deferred	—	—	—	—	(50,000)
Net loss and comprehensive loss for the period	(2,233,115)	(1,207,835)	(506,850)	(470,281)	(5,014,450)

Loss per share - basic and diluted	(0.06)	(0.03)	(0.01)	(0.01)

Weighted average number of common stock outstanding - basic and diluted	36,679,481	35,877,967	36,679,481	36,629,814

See accompanying notes

Cheetah Oil & Gas Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, expressed in U.S. dollars)

[Basis of Presentation and Going Concern Uncertainty – See Note 2]

	Nine months ended Sept 30, 2006 $	Nine months ended Sept 30, 2005 $	Three months ended Sept 30, 2006 $	Three months ended Sept 30, 2005 $	Cumulative from January 28, 2003 to Sept 30, 2006 $
OPERATING ACTIVITIES	[Note 2]	Restated [Note 2]		Restated [Note 2]	[Note 2]
Net loss for the period	(2,233,115)	(1,207,835)	(506,850)	(470,281)	(5,014,450)
Items not involving cash
Amortization of deferred charges	350,980	—	63,200	—	350,980
Depreciation	20,117	17,768	6,850	5,768	53,156
Unrealized gains on warrants	(2,263,936)	—	(1,207,231)	—	(2,263,936)
Foreign exchange	59,000	—	—	—	222,000
Deferred income taxes	—	—	—	—	(50,000)
Stock-based compensation	1,336,479	567,621	679,493	328,493	2,254,657
Gain on disposal	(4,311)	—	—	—	(4,311)
Accretion of debt discount on convertible note	1,534,246	—	705,753	—	1,534,246
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
Prepaid and deposits	(62,706)	(312,791)	57,278	(196,548)	824
Accounts receivable	114,277	—	18,853	—	(20,544)
Refundable licences deposits	(24,771)	(6,600)	(3,978)	(570)	(99,690)
Other	(200)	—	(24)	—	(4,490)
Accounts payable and accrued liabilities	537,407	(14,957)	222,328	(21,300)	1,874,739
Net cash used in operating activities	(636,533)	(956,794)	35,672	(354,438)	(1,166,819)

FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	—	5,922,500	—	—	5,922,500
Proceeds on exercise of warrants	—	—	—	—	416,000
Proceeds from convertible note financing	5,000,000	—	—	—	5,000,000
Net issuance costs paid relating to note financing	(464,328)	—	—	—	(464,328)
Proceeds from capital loan	766,274	—	14,959	—	766,275
Subscriptions received	—	—	—	—	750,288
Repayment of capital lease	(4,338)	—	(1,349)	—	(13,072)
Repayment of advances payable to related parties	(1,174)	—	—	—	(1,174)
Advances payable	450,000	(70,471)	—	(252,725)	510,821
Net cash from financing activities	5,746,434	5,852,029	13,610	(252,725)	12,887,310

INVESTING ACTIVITIES
Purchase of equipment	(3,766)	(20,697)	—	(1,371)	(118,770)
Proceeds on disposal of equipment	17,415	—	—	—	17,415
Oil and gas properties	(5,648,848)	(2,335,194)	(800,367)	(1,736,428)	(11,211,144)
Cash paid in connection with acquisition of Scotia, net of cash received	—	14	—	14	(301,780)
Net cash used in investing activities	(5,635,199)	(2,355,877)	(800,367)	(1,737,785)	(11,614,279)

Increase (Decrease) in cash and cash equivalents	(525,298)	2,539,358	(751,085)	(2,344,948)	106,212
Cash and cash equivalents, beginning of period	631,586	151,076	857,373	5,035,382	76
Cash and cash equivalents, end of period	106,288	2,690,434	106,288	2,690,434	106,288
Supplemental disclosure of cash flow Information [note 10]

See accompanying notes

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

1. INCORPORATION AND NATURE OF OPERATIONS

Cheetah Oil and Gas Ltd. (“Cheetah Nevada”) was incorporated in May 1992 under the laws of the State of Nevada, U.S.A. It has not conducted any business operations since May 2000 and changed its name from Bio-American Capital Corporation to Cheetah Oil & Gas Ltd. effective May 26, 2004.

On February 24, 2004, the stockholder owning a majority of the outstanding voting securities of Cheetah Nevada approved a reverse split of common stock at the rate of one share for every 200 shares outstanding and thereafter increased the number of authorized shares of common stock to 50,000,000. Immediately prior to the Acquisition Agreement noted below, it had 19,682 (post-consolidation) shares of common stock issued and outstanding.

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

September 30, 2006

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

September 30, 2006

2. BASIS OF PRESENTATION (cont’d)

Correction of errors (cont’d)

The impact of the adjustments described above under a) and b) on the consolidated financial statements as at December 31, 2005 and March 31, 2006 and for the year ended December 31, 2005 and for the three months ended March 31, 2006 have been quantified below:

	Year Ended December 31, 2005	Three Months Ended March 31, 2006
Consolidated balance sheets
Increase in oil and gas properties, unproven	$ 1,053,000	$ 351,000
Increase in additional paid-in capital	$ 188,000	$ 172,000
Decrease in accumulated deficit during the exploration stage	$ 865,000	$ 179,000
Consolidated statements of operations
Increase in liquidated damages fees	$188,000	$172,000
Decrease in stock-based compensation	$ 1,053,000	$ 351,000
Decrease in net loss and comprehensive loss	$ 865,000	$ 179,000
Decrease in loss per share – basic and diluted	$ 0.02	$ 0.01

Since the Company continued to record a net loss after the correction, no tax adjustment was recorded.

The Company’s previously issued financial statements as at and for the three months ended March 31, 2006 have also been restated as follows:

c)	Convertible Note

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

September 30, 2006

2. BASIS OF PRESENTATION (cont’d)

Correction of errors (cont’d)

capital have been expensed. The deferred financing costs allocated to the convertible note continue to be amortized over the life of the convertible note. The impact of the adjustments described above on the consolidated financial statements as at and for the three months ended March 31, 2006 have been quantified below:

Three Months Ended March 31, 2006
Consolidated balance sheets
Decrease in deferred financing costs	$ 57,551
Decrease in convertible note payable	$ 539,589
Increase in fair value of warrants	$ 2,135,112
Decrease in additional paid-in capital	$ 1,546,772
Increase in accumulated deficit during the exploration stage	$106,302
Consolidated statements of operations
Increase in amortization of deferred charges	$ 210,779
Increase in accretion of debt discount on convertible note	$ 60,411
Increase in other income	$ 164,888
Increase in net loss and comprehensive loss	$ 106,302
Increase in loss per share – basic and diluted	$ 0.01

Since the Company continued to record a net loss after the correction, no tax adjustment was recorded.

Going concern uncertainty

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $2,233,115 for the nine month period ended September 30, 2006 [nine month period ended September 30, 2005 - $1,207,835] and at September 30, 2006 had a deficit accumulated during the exploration stage of $5,014,450 [December 31 2005 – $2,781,335]. The Company has not generated any revenue, has a substantial accumulated deficit and working capital deficiency and requires additional funds to maintain its exploration operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

2. BASIS OF PRESENTATION (cont’d)

Going concern uncertainty (cont’d)

financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The Company is of the opinion that it is at a critical point and that in order to maintain its licenses in good standing, it will need to be successful in raising debt or equity financing. At this time the Company is in good standing with the Department of Petroleum and Energy in PNG on all of its licenses. In addition to maintaining its licenses, the debt or equity financing is imperative for the Company to meet its current operating expenses. Should the Company be unsuccessful in obtaining further debt or equity financing in the near future it may have to sell off a portion of its assets to allow the Company to continue its operations. The outcome of these matters cannot be predicted at this time. Subsequent to September 30, 2006 the Company has received $200,000 loan advances from certain shareholders to provide working capital to enable the new management to implement its turn around strategy (see note 14). Funds on hand at September 30, 2006 and funds arising from the shareholder loans received subsequent to September 30, 2006 will not be sufficient to allow the Company to execute its business plan beyond January 2007.

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

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Costs of oil and gas properties are amortized using the unit-of-production method based upon estimated proven oil and gas reserves starting when proved reserves have been established. The significant unproven properties are excluded from the costs subject to depletion.

As at September 30, 2006 the Company did not have any proven reserves. Due to the inherent uncertainties of the Company’s exploration activities, the measurement of the oil and gas properties is uncertain and could change significantly.

Stock-based compensation

At September 30, 2006, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements which override the terms of the standard plan.

Prior to December 31, 2005, the Company accounted for the plan using the fair value method as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the nine-month period ended September 30, 2006 has considerations for estimated forfeitures. When estimating forfeitures, voluntary termination behavior is considered as well as trends of actual option forfeitures. For the cumulative period from January 28, 2003 to September 30, 2006 there have been no forfeitures, so to date there has been no impact on net loss, cash flows or basic or diluted loss per share of adopting FAS123(R).

Goodwill

Management is of the opinion that the future cash flows from the properties acquired and giving rise to the goodwill support the carrying value of the goodwill. Due to the inherent uncertainties of the Company’s exploration activities, the measurement of the goodwill is uncertain and could change significantly.

Comparative figures

Certain comparative figures have been reclassified to conform with the current period’s presentation.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

4. CONVERTIBLE NOTES

Convertible Notes Issued on March 14, 2006

On March 14, 2006, the Company issued convertible notes (“Convertible Notes”) to purchase shares of the Company's common stock for total gross proceeds of $5,000,000. The Convertible Notes are a liability that may be converted into shares of the Company prior to payout by the Company, as outlined below. The Company may, prior to any conversion, redeem the Convertible Notes for the amount of the principal and any interest and penalties. The Convertible Notes also have a contingent put option that allows the holder to demand payment if the Company completes an offering. The Convertible Notes are due on March 14, 2007, and bear interest at 10% per annum compounded quarterly until August 31, 2006. Thereafter the interest compounds at a rate which increases by 2% on the last day of each calendar month. The total amount of interest payable on the maturity date is $749,263. The Convertible Notes are convertible at the option of the holder at any time into common stock or other equity-linked securities issued in any offering by the Company. The number of shares to be issued upon conversion is determined by the following formula:

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

September 30, 2006

4. CONVERTIBLE NOTES (cont’d)

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing – (cont’d)

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the consolidated balance sheet.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. The Company must file the SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If the Company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. The maximum penalty payable is $500,000. At September 30, 2006 the Company has recorded $178,333 in accounts payable for the 1% penalties that have accrued from June 14, 2006 – September 30, 2006.

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

September 30, 2006

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

The fair value of the warrants at issuance, March 31, 2006, June 30, 2006 and September 30, 2006 is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk free interest rate	4.00%
Expected life	3 years
Expected volatility	80%
Dividend per share	$0.00

The fair value of the warrants as at March 31, 2006 was $ 2,135,112, as at June 30, 2006 was $1,243,295 and as at September 30, 2006 was $ 36,064.

The Company incurred financing costs of $464,327 in connection with the issuance of the Convertible Notes and warrants. Of this, $250,737 relates to the Convertible Notes and is being deferred and amortized over the term of the Convertible Notes. At September 30, 2006, $137,390 has been amortized of which $63,200 was in the three months ended September 30, 2006. The balance of $213,590 has been assigned as relating to the warrants and was included in net loss for the three month period ending March 31, 2006 (see note 2 (c )).

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

September 30, 2006

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

The following summarizes the information about options outstanding at September 30, 2006:

Options Outstanding					Options Exercisable
Exercise price	Year of grant	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number outstanding	Weighted-average exercise price
$			[years]	$		$

2.50	2004	50,000.97		2.50	40,000	2.50
5.00	2005	1,650,000	3.68	5.00	825,000	5.00
2.50-5.00		1,700,000	3.60	4.93	865,000	4.88

During the nine month period ended September 30, 2006, the Company recorded total stock-based compensation for directors of $985,479 and for consultants $1,053,000 [nine month period ended September 30, 2005 - $567,621 for directors and $702,000 for consultants totalling $1,269,621; cumulative to September 30, 2006 — $1,903,657 for directors and $2,106,000 for consultants totalling $4,009,657] related to stock options granted in 2005 and 2004.

A summary of the Company’s unvested stock option activity and related information in the nine months ended September 30, 2006 is as follows:

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

6. COMMON STOCK (cont’d)

Stock Options (cont’d.)

		Weighted Average
Nonvested Shares	Shares	Grant-Date Fair Value

Nonvested at January 1, 2006	1,680,000	$3.14
Granted	—
Vested	(845,000)	$4.41
Forfeited	—
Nonvested at September 30, 2006	835,000	$3.14

As of September 30, 2006, there was $1,358,343 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average service period of 0.73 years.

The aggregate intrinsic value of the vested and exercisable stock options at September 30, 2006 was $nil.

Warrants

The following summarizes the stock purchase warrant transactions for the nine months ended September 30, 2006:

		Weighted average
	Number	exercise price
	of warrants	$

Outstanding, December 31, 2005	1,266,295	7.02
Warrants issued [note 4]	3,000,000	3.42
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	(44,866)	(7.02)
Outstanding, September 30, 2006	4,221,429	4.46

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

7. ADDITIONAL PAID-IN CAPITAL

The following summarizes the movements in Additional Paid-in Capital in the nine month period ended September 30, 2006

$

Balance, December 31, 2005	13,182,255
Stock based compensation expense for directors [note 6]	985,479
Stock based compensation capitalized for Consultants [note 6]	1,053,000

Balance, September 30, 2006	15,220,734

8. SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

	September 30,	December 31,
	2006	2005
	$	$

Assets
North America (corporate)	436,292	917,575
Papua New Guinea	21,036,848	12,364,415
Total	21,473,140	13,281,990

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

9. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

[a]	Advances payable to related parties are due to a director of the Company, are non-interest bearing and have no fixed terms of repayment.

[b]

For the nine months ended September 30, 2006 the Company incurred consulting fees to officers who are also directors of the Company in the amount of $144,000 [nine months ended September 30, 2005 - $55,000]. Of this amount, $135,000 plus $100,000 relating to the year ended December 31, 2005 remained unpaid as at September 30, 2006 and is included in the balance of accounts payable and accrued liabilities.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine months ended Sept.30, 2006	Nine months ended Sept 30, 2005	Three months ended Sept. 30, 2006	Three months ended Sept. 30, 2005	Cumulative from January 28, 2003 to Sept. 30, 2006
	$	$	$	$	$

Cash paid during the period:
Interest	1,424	—	—	—	3,076

Non-cash transactions:
Shares issued for acquisition of Scotia	—	1,000,000	—	—	1,000,000
Purchase of capital lease assets	—	—	—	—	45,022
Share and warrants issued as share issue costs	—	71,429	—	—	71,429
Contribution received from a shareholder of the Company in connection with the acquisition of Scotia	—	—	—	—	1,817,273
Debt settled for shares	—-	—	—	—	357,378
Shares issued for services	—	—	—	—	1,000,000

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

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

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

13. RECENT ACCOUNTING PROUNCEMENTS (cont’d.)

Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133 which establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not determined the effect, if any, that the adoption of SFAS 155 will have on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The Company has not determined the effect, if any, that the adoption of SFAS 156 will have on the Company's consolidated financial position or results of operations.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

13. RECENT ACCOUNTING PROUNCEMENTS (cont’d.)

years beginning after December 15, 2006. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Cheetah Oil & Gas Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, expressed in U.S. dollars)

September 30, 2006

14. SUBSEQUENT EVENTS

On October 4, 2006, Ted Kozub resigned as our chief financial officer and a director of the Company. On October 30, 2006 Isaac Moss was appointed as the Senior Vice President and Chief Financial Officer. On October 16, 2006 Garth Braun resigned as the chairman and chief executive officer and a director of the Company. On the same date, Ian McKinnon was appointed as the Chairman and Chief Executive Officer of the Company.

On October 13, 2006 a Letter Agreement was executed by a Pooled Committee on behalf of shareholders of the Company holding beneficial ownership of 24,600,000 shares of the Company in a disclosed pool (“the Pool”) whereby Ian McKinnon and Isaac Moss agreed to accept the appointment of Chairman and Chief Executive Officer and Chief Financial Officer of the Company respectively, subject to the following terms and conditions:

1.

The Company agrees to enter into consulting agreements with Mr. McKinnon (“McKinnon”), Mr. Moss (“Moss”) and Georgina Martin (“Martin”) respectively, in consideration for which each of McKinnon and Moss are to receive USD$7,000 per month and Martin to receive USD$3,500 per month .

2.

The Pool Committee members agrees to cause the Pool to place a minimum of 10% and a maximum of 15% of the total shares currently held by the pool, into escrow with a mutually acceptable independent escrow agent, to the benefit of McKinnon, Moss and Martin to be earned out by them under the terms of a performance agreement.

3.

In the event that the Pool Committee members are unable to cause the Pool to allocate a total of 15% of shares currently held in the Pool, the difference between the 10% minimum and the 15% maximum shall be made up by way of issuance of shares from the Company’s treasury, which shares shall be issued in advance to McKinnon and Moss and held by the appointed escrow agent. In the event that the Company is precluded by virtue of prior financing agreements and restrictive covenants relating thereto from issuing shares from treasury to McKinnon and Moss, then the Pool Committee will cause the additional 5% of shares to be allocated to McKinnon and Moss from the Pool.

4.	Company agrees to grant an incentive stock option package to McKinnon, Moss and Martin commensurate with industry standards and as part of their overall compensation package.
5.	Company agrees to indemnify McKinnon and Moss for past liabilities
6.

The shareholders of the Company holding beneficial ownership of the Pool agree to advance between $300,000 to $400,000 to the Company, to provide sufficient working capital to enable the new management team to implement a turnaround strategy for the Company. To date, $200,000 has been advanced to the Company (see note 2).

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

As at September 30, 2006, our cash on hand is $106,288. The Company will be required to secure additional substantial financing to cover both it current liabilities and further planned exploration.

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

As at September 30, 2006, we had $8,941,808 in current liabilities. As at September 30, 2006 we had a working capital deficit of $8,476,002. Our consolidated financial statements report a net loss of $5,014,450 for the cumulative period from January 28, 2003 to September 30, 2006. Our losses increased in part as a result of an overall increase in all expense categories during the period ended September 30, 2006 as we were actively involved in the oil and gas business and incurred exploration expenses.

Our total liabilities as of September 30, 2006 were $11,230,176 compared to $2,844,390 as at December 31, 2005. The increase was primarily due to the convertible note financing that took place on March 14, 2006, of which $4,270,310 has been recorded in current liabilities, a 1 year advance payable note for $450,000 recorded in current liabilities and a two year capital loan plus interest totaling $766,274 recorded in long term debt.

During the cumulative period from January 28, 2003 to September 30, 2006 we expended $20,179,559 on exploration and acquisition of our oil and gas properties. Of this amount, $4,905,026 was attributable to acquisitions costs, and $15,274,533 was attributable to exploration costs.

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

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our licenses over the next twelve months:

•	Geological Surveys have been or are to be carried out on the following geological structures in PPL #246:
•	The Middletown Structure has been surveyed at an approximate cost of $300,000;
•	The South East Iehi Structure will be surveyed by the end of 2006 at an approximate cost of $100,000;
•	The Victory Junction Structure will be surveyed by the end of 2006 at an approximate cost of $100,000; and
•	The Kuru Structure has been surveyed at an approximate cost of $100,000.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2007.

Employees

In addition to our directors and officers we also have four full-time employees in Papua New Guinea. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. We currently have one consultant engaged on a contractual basis through two third party consulting companies, who provide us with technical expertise for oil and gas exploration activities. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the period ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Our company has not determined the effect, if any, that the adoption of SFAS 155 will have on our company's consolidated financial position or results of operations.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our company has not determined the effect, if any, that the adoption of FIN 48 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

As at September 30, 2006, we do not have any proved reserves.

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

Convertible Notes

The host contract itself does not embody a claim to the residual interest in our company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the consolidated balance sheet.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if our company cannot register the shares underlying the warrants. We must file the SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If we fail to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. The maximum penalty payable is $500,000.

The conversion option of the Convertible Notes allows the holder to convert the Convertible Notes into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by our company to the note holders to purchase the shares of our company at a specified price within a specified time. The total number of shares to be issued in satisfaction of the conversion option is indeterminable and the registration of such shares is out of the control of our company. Therefore, the conversion option and the contingent put option are classified as a liability in accordance with the provisions of EITF issue 00-19 and measured at fair value with changes in fair value recorded in the consolidated statements of operations. Furthermore, our company is also unable to conclude that it would have a sufficient number of authorized and unissued shares to satisfy outstanding warrants, after considering other commitments that may require the issuance of shares during the life of the warrants, in particular those with respect to the conversion option discussed above. In addition, the shares underlying the warrants are also subject to registration rights. As a result, the warrants are also classified as a liability at fair value with changes in fair value recorded in the consolidated statements of operations.

The contingent put option allows the holder to force repayment of the principal (puttable at par) if our company completes an offering. Therefore, the contingent put option would be classified as a liability in accordance with the provisions of EITF issue 00-19 and measured at fair value with changes in fair value recorded in the consolidated statements of operations, if any.

Going Concern

Our annual consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The consolidated financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise substantial doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $5,014,450 since inception through September 30, 2006.

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

In their report on our annual consolidated financial statements for the year ended December 31, 2005, our independent auditors included explanatory paragraphs regarding substantial doubts about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. Even with the completion of the private placement in March 2006 for gross proceeds of $5,000,000, we believe we will have to raise additional funds to satisfy our estimated minimum cash requirements for the period ending September 30, 2007 and/or we may be required to minimize certain expenses. We estimate our minimum cash requirements for that period to be $6,000,000. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including our directors and officers. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On October 4, 2006, Ted Kozub resigned as our chief financial officer and a director of our company. On Oct 30, 2006 Isaac Moss was appointed as our Senior Vice President and Chief Financial Officer. On October 16, 2006, Garth Braun resigned as our chairman and chief executive officer and a director of our company. On the same date, Ian McKinnon was appointed as our chairman and chief executive officer.

On October 13, 2006 a Letter Agreement was executed by a Pooled Committee on behalf of shareholders of the Company holding beneficial ownership of 24,600,000 shares of the Company in a disclosed pool (“the Pool”) whereby Ian McKinnon and Isaac Moss agreed to accept the appointment of Chairman and Chief Executive Officer and Chief Financial Officer of the Company respectively, subject to the following terms and conditions:

1.

The Company agrees to enter into consulting agreements with Mr. McKinnon (“McKinnon”), Mr. Moss (“Moss”) and Georgina Martin (“Martin”) respectively, in consideration for which each of McKinnon and Moss are to receive USD$7,000 per month and Martin to receive USD$3,500 per month .

2.

The Pool Committee members agrees to cause the Pool to place a minimum of 10% and a maximum of 15% of the total shares currently held by the pool, into escrow with a mutually acceptable independent escrow agent, to the benefit of McKinnon, Moss and Martin to be earned out by them under the terms of a performance agreement.

3.

In the event that the Pool Committee members are unable to cause the Pool to allocate a total of 15% of shares currently held in the Pool, the difference between the 10% minimum and the 15% maximum shall be made up by way of issuance of shares from the Company’s treasury, which shares shall be issued in advance to McKinnon and Moss and held by the appointed escrow agent. In the event that the Company is precluded by virtue of prior financing agreements and restrictive covenants relating thereto from issuing shares from treasury to McKinnon and Moss, then the Pool Committee will cause the additional 5% of shares to be allocated to McKinnon and Moss from the Pool.

4.	Company agrees to grant an incentive stock option package to McKinnon, Moss and Martin commensurate with industry standards and as part of their overall compensation package.

5.	Company agrees to indemnify McKinnon and Moss for past liabilities.

6.

The shareholders of the Company holding beneficial ownership of the Pool agree to advance between $300,000 to $400,000 to the Company, to provide sufficient working capital to enable the new management team to implement a turnaround strategy for the Company. To date, $200,000 has been advanced to the Company.

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

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favour of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.17	Drilling Contract with Simmons Drilling (Overseas) Limited dated January 16, 2006 (incorporated by reference from our Registration Statement on Form SB-2/A, Amendment No. 6 filed on April 28, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(21)	Subsidiaries of the Registrant
21.1	Cheetah Oil and Gas Ltd., a company incorporated pursuant to the laws of British Columbia Scotia Petroleum Inc., a company incorporated pursuant to the laws of British Columbia
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ian McKinnon
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Isaac Moss
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

/s/ Ian McKinnon

By: Ian McKinnon, Chairman and Chief Executive Officer

(Principal Executive Officer)

Dated: November 14, 2006

/s/ Isaac Moss

By: Isaac Moss

(Principal Financial Officer)

Dated: November 14, 2006