Form 10KSB
period 2006-12-31
CHEETAH OIL & GAS LTD.
filed 2007-04-16
CIK 908821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-26907

CHEETAH OIL & GAS LTD.
(Name of small business issuer in its charter)

Nevada	93-1118938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400-601 West Broadway, Vancouver, B.C.	V5Z 4C2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 871-4163

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $ Nil

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

12,067,596 common shares @ $.25 (1) = $3,016,899

(1) Average of bid and ask closing prices on March 1, 2007.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

36,679,481 common shares issued and outstanding as of April 10, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

General Overview

We are a Nevada corporation incorporated on May 5, 1992. We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea. We were previously intending to enter into the businesses of a technology venture finance company to organize, capitalize, acquire and finance technology companies, and subsequent to that attempted to acquire certain resource leases in the Raton Basin. Due to the inability to run these businesses with a profit, the default on the obligations of certain parties and the difficulty in attracting additional capital on terms favourable to existing shareholders, our previous management ceased operation of all prior businesses in 2002.

We currently hold five petroleum prospecting licenses and one petroleum retention licence in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres. PRL 13, PPL 246 and PPL 250 are located in South-Central of Papua New Guinea and PPL 245, PPL 249 and PPL 252 are located along the Northern Coast. We are now evaluating and exploring the oil and gas prospects over approximately 8.3 million acres in our five license areas in Papua New Guinea.

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

On March 1, 2007, our board of directors unanimously approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Articles to increase our authorized shares of common stock to 500,000,000 shares, and authorize the issuance of up to 100,000,000 shares of preferred stock in the capital of our corporation, for which the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of preferred stock.

Subsequent to our Board of Directors’ approval of the Amendments, the holders of the majority of the outstanding shares of our corporation gave us their written consent to the Amendments to our Articles of Incorporation on March 1, 2007. Therefore, our corporation will file Articles of Amendment to amend our Articles of Incorporation to give effect to the foregoing amendments. The Articles of Amendment will become effective when they are filed with the Nevada Secretary of State.

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

On June 24, 2004, our wholly owned subsidiary Cheetah Oil & Gas Ltd. (B.C.) entered into an acquisition agreement with the controlling shareholders of Scotia Petroleum Inc. (“Scotia”) to acquire 31,518,829 Scotia common shares or an 85.14% controlling interest (of a total of 37,018,829 Scotia shares issued and outstanding). As consideration, we paid the sum of $301,887 US dollars to the selling Scotia shareholders. In addition, one of our shareholders (who was not an affiliate of our company) who was also a Scotia shareholder contributed 256,315 shares of restricted stock of our company valued at $1,817,273 to the other Scotia shareholders. The share value of $7.09 was based on the average market price of our company’s common stock over the five-day period before and after May 13, 2004, the date of agreement to purchase our company. Cheetah Oil & Gas Ltd. (B.C.) has also acquired an option to purchase an additional 13.51%, or 5,000,000 shares, of the issued shares of Scotia for a period of two years for $1,000,000. On March 10, 2005 we exercised our option to acquire the additional Scotia shares, and as consideration for which we issued 142,000 restricted shares of common stock on March 17, 2005 of our company at $7.04 per share. The share value of $7.04 was based on the average market price of our company’s common stock over the five-day period before and after March 10, 2005. As a result, Scotia has become our majority controlled subsidiary as we now hold 98.65% of the issued and outstanding shares of Scotia.

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

The initial purchase of Scotia occurred June 2004. During the month of June 2004, Mr. Braun our former chief executive officer visited Papua New Guinea and began a detailed review of the assets of Scotia Petroleum licenses 245 and 246. Mr. Braun carried out a visual inspection of the licenses with our company’s chief geologist and a review of historical data on the licenses.

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

In addition to the foregoing investigations and findings, subsequent to Cheetah acquiring Scotia Petroleum, Mr. Braun hired, Tayfun Babadagli, PhD to prepare a reservoir study on the Kuru structure. The results of the study were received during November 2004. Under PPL #246 Cheetah then applied for a petroleum retention license (PRL) on the Kuru structure on November 12, 2004 and was granted PRL #13 on January 27, 2005, covering 40,000 acres. PRL #13 is the only PRL that we have been granted to date.

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

Based on the reports received and the granting of PRL #13, it became clear to management that PPL #246 and PRL #13 were representative of a significant asset to our company. As Cheetah was planning on raising further capital in the spring of 2005, a greater percentage ownership of Scotia would further assist in the valuation of Cheetah Oil &

Gas. In addition it became clear that PPL #246 was becoming the cornerstone of Cheetah’s license portfolio and management determined it to be in the best interest of our company to acquire the interest to ensure that there would not be any potential disputes in the future as to the right to acquire the interest.

PPL #245 covers a total of 2,501,750 acres and is located along the Northern coast of Papua New Guinea, adjacent to Cheetah’s existing PPL #249. It straddles both the East and West Sepik sub-basins. Preliminary evaluation by our former President and our Chief Geologist indicated both oil and gas seeps in parts of PPL #245. The oil and gas seeps were identified by our former President and our Chief Geologist when they visited PPL#245 in June of 2004. Their physical inspection identified two locations with visible seeps in the Foruk and Matapan locations. Seeps are areas where the hydrocarbons are reaching the surface and "seeping" out of the ground. PPL #245 was originally issued on September 17, 2003 and will remain valid until September 17, 2009 subject to minimum work expenditures and accomplishments being made. The minimum forecasted expenditures to retain this license in good standing for the 6 year period will be $18,900,000 should the further development of PPL #245 be warranted as our exploration program proceeds.

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

We have commissioned and received a resource and risk assessment of PPL #246 from 3D-GEO Inc. of Melbourne, Australia. As noted above, PPL #246 is held by our majority controlled subsidiary, Scotia Petroleum Inc. 3D Geo is a Melbourne, Australia based seismic-structural geology consulting firm. 3D Geo provides seismic/structural and tectonic interpretation, modeling, restoration and data collection services to the oil and gas industry worldwide. 3D-GEO’s particular geographic area of expertise is Australia and Southeast Asia. For the two reports that we have received from 3D GEO, one cost $45,399 and one cost $42,564.

In late October of 2004 we entered into an agreement with Grey Creek Petroleum Inc. pursuant to which we had the option to acquire a 97.5% interest in two further Petroleum Prospecting Licenses in Papua New Guinea, being PPL #257 and PPL #258. After review, we elected not to proceed with the agreement with Grey Creek.

As a result of the above acquisitions, we currently hold five petroleum prospecting licenses in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres. PRL 13, PPL 246 and PPL 250 are located in South-Central of Papua New Guinea and PPL 245, PPL 249 and PPL 252 are located along the Northern Coast. We are now evaluating and exploring the oil and gas prospects over approximately 8.3 million acres in our five license areas in Papua New Guinea. Our consultants produced an evaluation based on available existing survey and seismic data from historical operations on the licenses. In addition, we have gathered extensive information from the reports that we have commissioned on the licenses and have reviewed information and valuations regarding competitors who have acquired similar licenses in the region.

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

License Development Program and Expenses

We will be required to expend certain minimum amounts in respect of our licenses. The initial term of the licenses is six years. To maintain these assets, we will have to raise substantial additional capital. The failure to have the required capital at the times needed, and the ability to modify the agreements or extend the time periods, could result in their termination and the loss of their benefits to us.

To maintain our licenses in good standing we must commence drilling during the second two-year term of the licenses (the third and fourth years). There are no specific or mandatory expenditure requirements for our licenses (other than in regards to PPL#245), but we must conduct certain exploration related activities within the time periods stipulated in the respective licenses. In contrast, PPL #245 contained the additional provision that the listed exploration activities be accomplished at a cost of not less than $3,000,000 within the first two-year term of the license. We have completed the work required under PPL #245 requirements, however at a cost substantially less than the $3,000,000 that was mandated. However, we have been provided assurances by the Ministry of Petroleum Energy in writing that PPL #245 remains in good standing. In addition, if necessary we have the right to apply to the Ministry for an extension or variance in regards to any of our licenses to extend the times for the deadlines described in a licence or amend the expenditures required. In this regard we received a letter from the Department of Petroleum and Energy dated January 23, 2007 which reconfirms that our licenses are in good standing. In addition the letter confirms that we have been granted an extension for our licenses such that any work commitment or expenditure requirements that has been due or may be due or required in the year 2007, be extended to year 2008. We have incurred, or anticipate incurring the following costs and conducting the following activities within the next twenty-four months to prepare the licenses for drilling, if warranted:

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

We entered into an oilfield services agreement, with an effective date of July 14, 2005, with Halliburton Overseas Limited for the provision of oilfield services on our oil and gas licenses in Papua New Guinea. The services under the agreement are commenced in September of 2005. The agreement with Halliburton remains current and in effect. The services to be provided are for drilling and drilling support and testing activities. In addition, we have entered into an agreement with Simmons Drilling (Overseas) Limited for the provision of a Challenger model 150-64 drilling rig, associated equipment and personnel, for the re-entry of the Kuru #2 well. The costs that we will be paying under the agreements with Halliburton and Simmons are factored into our budgeted expenses.

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

Governmental Regulations

In the United States we are subject to federal, state and local governmental regulation that affects businesses generally, and the specific regulations that pertain to companies with a class of securities registered under the United States Securities and Exchange Act of 1934, as amended.

As a result of maintaining an executive office in British Columbia, Canada, we are required to register as an extra-provincial corporation in British Columbia, as we are deemed to be carrying on business in British Columbia under the British Columbia Business Corporations Act. In order to carry on business in British Columbia, Canada, a corporation incorporated in a jurisdiction other than British Columbia must extra-provincially register in British Columbia. Registering as an extra-provincial corporation in British Columbia does not affect our shareholders in any adverse manner and allows us to carry on business in British Columbia.

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

Employees

In addition to our directors and officers who conduct the day-to-day operations of our company, we also have 4 full-time employees in Papua New Guinea. As a result, including our directors and officers, we have a total of 8 employees. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

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

In their report on our annual consolidated financial statements for the year ended December 31, 2006, our independent auditors included explanatory paragraphs regarding their substantial doubts about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. Even with the completion of the private placement in May 2005 for gross proceeds of $6,000,000 and in March 2006 we closed on a financing by the issuance of a $ 5,000,000 senior secured convertible note due March 14, 2007, we will have to raise additional funds to satisfy our estimated minimum cash requirements for the period ending December 31, 2007 and/or we may be required to minimize certain expenses. We estimate our minimum cash requirements for that period to be $15,000,000. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. The Company is currently in default with respect to the $ 5,000,000 senior secured convertible note.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. The Company will need funds sufficient to meet our immediate needs and will require further funds to finance the development of our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

We have licenses with respect to our oil and gas properties and we believe our interests are valid and enforceable given that they have been granted directly by the government of Papua New Guinea, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Further, the properties are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. If the interests in our properties are challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

All of our projects are located in Papua New Guinea where oil and gas exploration activities may be affected in varying degrees by political and government regulations which could have a negative impact on our ability to continue our operations.

Certain projects in which we have interests are located in Papua New Guinea. Exploration activities in Papua New Guinea may be affected in varying degrees by political instabilities and government regulations relating to the oil and gas industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriations of property, environmental legislation and safety. The status of Papua New Guinea as a developing country may make it more difficult for us to obtain any required financing for our projects. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring Papua New Guinea political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Papua New Guinea economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Papua New Guinea fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

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

The loss of any of our key management personnel would have an adverse impact on future development and could impair our ability to succeed.

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including Mr. Ian McKinnon and Isaac Moss, who are also our director and officers of the company. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

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

A majority of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

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

In North America we operate from our offices at 400-601 West Broadway Street, Vancouver, B.C. V5Z 4C2, Canada and in Papua New Guinea we operate from our offices at Ground Floor, Unit 5, Pacific View Apartments, Perth Street, Korobosea, NCD, Port Moresby, Papua New Guinea. We currently hold five petroleum prospecting licenses in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total cover approximately 8.3 million acres in Papua New Guinea. PRL 13, PPL 246 and PPL 250 are located in South-Central of Papua New Guinea and PPL 245, PPL 249 and PPL 252 are located along the Northern Coast.

Item 3.	Legal Proceedings.

Other than as disclosed below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On April 19, 2006, we were named as a defendant in an action commenced by Gryphon Master Fund L.P. and GSSF Master Fund L.P. (the “Plaintiffs”) in the U.S. District Court, Northern District of Texas. The Plaintiffs were investors in our private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs are alleging that they are owed additional shares of common stock pursuant to the bonus warrant provisions and that they are owed certain amounts as a result of registration rights penalties.

We have taken the position that the bonus warrant provisions are not applicable in the circumstances alleged by the Plaintiffs and as such, are defending the action.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares were quoted for trading on the OTCBB on December 8, 1998 under the symbol "BIAN". In October 1999, due to the change in Rule 15c2-11, we were reduced to trading in the “Pink Sheets” because we did not have an effective Form 10-SB. In August 1999 our Form 10-SB became effective. A Form 211 application was accepted by the NASD Regulations, Inc. and our shares of common stock were quoted for trading on the OTCBB in June 2002 under the symbol “BIAN”. On May 25, 2004 our symbol changed to “COGL”. The following quotations obtained from yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2006	$0.78	$0.32
September 30, 2006	$2.78	$0.35
June 30, 2006	$3.55	$2.11
March 31, 2006	$4.49	$2.45
December 31, 2005	$7.80	$2.01
September 30, 2005	$7.70	$5.68
June 30, 2005	$8.95	$5.45
March 31, 2005	$8.15	$6.70

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Atlas Stock Transfer, 5899 South State Street, Salt Lake City, Utah 8410, (Telephone: 801.266.7151; Facsimile: 801.262.0907) is the registrar and transfer agent for our common shares. On March 1, 2007, the shareholders' list of our common shares showed 143 registered shareholders and 36,798,231 shares outstanding.

Recent Sales of Unregistered Securities

On March 14, 2006, we closed the first tranche of a financing by the issuance of a $5,000,000 senior secured convertible note and 3,000,000 share purchase warrants to one accredited investor. The note, due March 14, 2007 may be converted, at the option of the note holder, into shares of common stock or other equity-linked securities issued in any equity offering by our company. 2,000,000 of the warrants are exercisable into shares of common stock at an exercise price of $3.25 per share, commencing after June 1, 2006 until March 14, 2009 and 1,000,000 of the warrants are exercisable into shares of common stock at an exercise price of $3.75 per share, commencing after the later of June 1, 2006 and the time we achieve the conditions for the issue of the second tranche of notes. All of these securities were issued pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2) and/or Rule 506 of Regulation D promulgated under the 1933 Act. No advertising or general solicitation was employed in offering the securities.

Equity Compensation Plan Information

As at December 31, 2006 we have one compensation plan in place, entitled 2005 Stock Option Plan. The 2005 Stock Option Plan has not been approved by our security holders. This is not required unless granting options to U.S. residents.

Name of Plan	Number of Securities that have been issued under the Plan	Weighted-Average exercise price	Number of securities remaining available for further issuance
2005 Stock Option Plan	1,650,000	$5.00	1,350,000

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

Awards under our 2005 Stock Option Plan will vest as determined by our Board of Directors and as established in stock option agreements to be entered into between our company and each participant receiving an award. Options granted under the 2005 Stock Option Plan will have a term of 5 years from the date of grant but are subject to earlier termination in the event of death, disability or the termination of the employment or consulting relationship. During the year a total of 825,000 options granted under the 2005 stock option plan vested.

125,000 options for one director were cancelled at year-end without a replacement award. Previously unrecognized compensation cost has been recognized at the cancellation date. During the year the 450,000 options granted to three consultants have been forfeited due to termination of employment. Another 250,000 unvested options granted to another director were forfeited due to termination of employment.

The exercise price of options granted under our 2005 Stock Option Plan were determined by our board of directors and were less than the fair market value of our company’s common stock on the grant date.

Stock options became exercisable at dates determined by the Board of Directors at the time of granting the option.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

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

Our net cash provided by financing activities during the year ended December 31, 2006 was $5,927,571.

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company. In April 2004 we completed a private placement of 150,000 shares of common stock and 150,000 stock purchase warrants for total proceeds of $750,288. Subsequently, we received a further $416,000 on the exercise of 55,467 of the stock purchase warrants. The net proceeds received were used as working capital to allow us to finance our commitments under our licences. On May 26, 2005 we completed a private placement of 1,200,000 shares of common stock and 1,200,000 stock purchase warrants for total gross proceeds of $6,000,000, with net proceeds of $5,922,500 after deduction of placement agent fees and expenses.

In January and February 2006 the Company received advances totalling $ 450,000 for a term of one year due on demand.

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

On June 23, 2006 the Company received a capital loan in the amount of $ 750,000 due June 23, 2008. The loan shall bear interest at a rate of 8% per annum calculated annually and not in advance payable on the Maturity Date of June 23, 2008.

In November 2006 the Company received advances totalling $ 200,000 for a term of 6 months due on demand with interest at 15% per annum calculated monthly. At any time after May 31, 2007 the Lender has the right to demand payment of the principal and any interest outstanding at the time.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our licenses, as follows:

Estimated Funding Required During the Next Twelve Months

Prospect Development & Seismic	$ 3,000,000	to	$ 6,000,000
Drilling & Development	Nil	to	Nil
Offering Costs & Expenses	$ 1,000,000	to	$ 2,000,000
General Corporate Expenses	$3,000,000	to	$3,000,000
Working Capital	$ 8,000,000	to	$ 9,000,000
Total	$ 15,000,000	to	$20,000,000

The minimum expenditures noted above will allow us to maintain our licenses in good standing and will provide us with sufficient funds to significantly advance the exploration and development of the properties and commence drilling operations. Our focus has been and will continue to be the exploration and development of PPL #246 and PRL #13. As our minimum estimated funding for the next twelve months is expected to be $15,000,000 and our cash on hand as at December 31, 2006 was $82,688 we will be required to raise additional funds within the next three months. Subsequent to year end the company secured additional financing in the amount of $900,000 from certain shareholders. This amount is unsecured, non-interest bearing and has no specific terms of repayment.. In the event that we are able to raise further funds, we will primarily expend such funds on further prospect development and seismic studies and then to fund further drilling operations. See “Milestones” below for further information.

As at December 31, 2006, we had $11,381,475 in current liabilities. Our financial statements report a net loss of $6,373,779 for the cumulative period from January 28, 2003 to December 31, 2006 compared to a net loss of $2,781,335 for the period from January 28, 2003 to December 31, 2005. Our losses increased in part as a result of an overall increase in all expense categories during the twelve month period ended December 31, 2006 as compared to the twelve month period ended December 31, 2005 due to extensive drilling and explorations programs and associated expenses.

Our total liabilities as of December 31, 2006 were $13,489,420, as compared to total liabilities of $2,844,390 as at December 31, 2005. The increase was primarily due to the convertible note financing that took place on March 14, 2006 of which $5,067,497 has been recorded in current liabilities, a 1 year advance payable note for $ 450,000 recorded in current liabilities, 6 month advance payable note for $ 200,000 and a two year capital loan plus interest totalling $ 781,397 recorded in long term debt. The Company also has increased account payable due to a drill program on the Kuru structure for which costs had been incurred but not yet paid.

During the cumulative period from January 28, 2003 to December 31, 2006 we spent $20,880,423 on exploration and acquisition of our oil and gas properties. Of this amount, $4,905,026 was attributable to acquisitions costs and $15,975,397 was attributable to exploration costs.

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

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our licenses over the next twelve months:

•	Geological and seismic activity in PPL #246 and PRL #13 at an estimated cost of $5 million. This information will be used to identify drilling prospects and targets.
•	Geological surveys on PPL #250, PPL#245, PPL#249 and PPL#252 at an estimated cost of $1 million.
•

Spot surveys comprising selective geological sampling consisting of a review of all available seismic and geological data accumulated, will be conducted on PPL#249, PPL#250 and PPL#245. The costs associated herewith are included in the estimated budget for seismic programs.

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting licenses in Papua New Guinea. To date, execution of our business plan has largely focused on acquiring petroleum prospecting licenses in Papua New Guinea. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending December 31, 2007.

Employees

In addition to our directors and officers we also have 4 full-time employees in Papua New Guinea. We anticipate contracting the services of a Senior Engineer and Geologist upon completion of further equity financing. We will continue however to outsource any additional contracts as needed. If we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations. The company is currently in default for the $ 5,000,000 senior secured convertible note.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the period ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS 155 but does not expect that it will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future consolidated financial position or results of operations.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company is currently evaluating the impact of adopting SFAS No. 159 but does not expect that it will have a material effect on its financial statements.

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

As at December 31, 2006, we do not have any proved reserves.

Stock Based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning January 1, 2006, we began accounting for Stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123 (R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123 (R ), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We were already using the fair value method under SFAS 123 and the main difference is the estimation of forfeitures in order to estimate the awards not expected to vest. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based upon historical volatility. In Addition, we consider many factors when estimating expected life, including types of awards and historical experience.

We adopted FAS 123 (R ) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the second quarter of 2006 reflect the impact of FAS 123 ( R ). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123 ( R ).

Under SFAS No. 123, the Company recognized compensation cost assuming all awards would vest and reversed recognized compensation cost for forfeited awards when the awards were actually forfeited. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost.

Convertible Notes

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the consolidated balance sheet.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. The Company must file the SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If the Company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. The maximum penalty payable is $500,000. At December 31, 2006 the Company has recorded $328,333 in accounts payable for the 1% penalties that have accrued from June 14, 2006 – December 31, 2006.

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

Going Concern

Our annual consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The consolidated financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $6,373,779 since inception through December 31, 2006.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated April 9, 2007

Report of Independent Registered Public Accounting Firm dated March 18, 2005

Consolidated Balance Sheets as at December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Operations from January 28, 2003 (inception) to December 31, 2006

Consolidated Statements of Cash Flows from January 28, 2003 (inception) to December 31, 2006

Consolidated Statements of Stockholders’ Equity for period from January 28, 2003 (inception) to December 31, 2006

Notes to the Consolidated Financial Statements

Consolidated Financial Statements

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

December 31, 2006, 2005 & 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cheetah Oil & Gas Ltd.

(formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

We have audited the accompanying consolidated balance sheets of Cheetah Oil & Gas Ltd. (formerly Bio-American Capital Corporation) (the “Company”) (an exploration stage enterprise) as at December 31, 2006, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006, December 31, 2005 and the eleven months ended December 31, 2004 and for the cumulative period from January 28, 2003 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as at January 31, 2004 and the period from January 28, 2003 (inception) to January 31, 2004 were audited by other auditors whose report dated March 18, 2005 expressed an unqualified opinion on those statements. The financial statements for the period January 28, 2003 (inception) through January 31, 2004 include total revenues and net loss of $0 and $812 respectively. Our opinion on the consolidated statements of operations, stockholders’ equity, and cash flows for the period January 28, 2003 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through January 31, 2004, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cheetah Oil & Gas Ltd at December 31, 2006, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 December 31, 2005, the eleven months ended December 31, 2004 and for the cumulative period from January 28, 2003 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues from operations, has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2006, 2005 and 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty. Also discussed in Note 2, the Company has restated its consolidated financial statements for the year ended December 31, 2005 and for the eleven months ended December 31, 2004. We therefore withdraw our previous opinion dated March 31, 2006.

/s/ Ernst & Young LLP

Vancouver, Canada,

April 9, 2007.	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CHEETAH OIL & GAS LTD.

(Formerly Bio-American Capital Corporation)

(An exploration stage enterprise)

We have audited the consolidated statements of stockholders’ equity, operations and cash flows of Cheetah Oil & Gas Ltd. (formerly Bio-American Capital Corporation, an exploration stage enterprise) (“the Company”) for the period from January 28, 2003 (inception) to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the change in the Company’s stockholders’ equity, the results of its operations and its cash flows for the cumulative period from January 28, 2003 (inception) to January 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada	/s/ Moore Stephens Ellis Foster Ltd.
March 18, 2005	Chartered Accountants

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
[Basis of Presentation and Going Concern Uncertainty – See Note 2]
As at December 31
	2006	2005	2004
	$	$	$
		Restated	Restated
ASSETS		[Note 2]	[Note 2]
Cash and cash equivalents	82,688	631,586	151,076
Accounts receivable [note 4]	16,063	134,821	-
Deferred financing costs [note 5]	50,147	-	-
Prepaids and deposits	75,734	162,921	11,006
	224,632	929,328	162,082
Long term deposit	-	4,290	-
Refundable deposits for petroleum prospecting licences	227,092	204,063	162,544
Equipment [note 7]	90,124	126,987	91,052
Oil and gas properties, unproven [note 8]	20,880,423	11,520,322	4,695,206
Goodwill [note 6]	497,000	497,000	-
	21,919,271	13,281,990	5,110,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	5,654,200	1,366,230	79,590
Advances payable [note 9]	650,000	-	-
Advances payable - related parties	-	1,174	70,471
Convertible notes payable [note 5]	4,986,456	-	-
Fair value of warrants [note 5]	81,041	-	-
Current portion of capital lease obligations [note 19]	9,778	8,347	-
	11,381,475	1,375,751	150,061
Long term portion of capital lease obligations [note 19]	19,584	27,942	-
Long term debt – Capital Loan [note 14]	781,397	-	-
Deferred income taxes [notes 6 and 18]	1,304,267	1,438,000	1,189,000
Non-controlling interest	2,697	2,697	29,683
	13,489,420	2,844,390	1,368,744

Commitments and Contingencies [notes 15 and 19]

Stockholders’ equity
Common stock [note 10]
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 36,679,481 shares
[2005 - 36,679,481 shares, 2004 – 35,019,082 shares]	36,680	36,680	35,020
Additional paid in capital	14,766,950	13,182,255	3,353,473
Subscriptions received	-	-	958,828
Deficit accumulated during the exploration stage	(6,373,779)	(2,781,335)	(605,181)
	8,429,851	10,437,600	3,742,140
	21,919,271	13,281,990	5,110,884
See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. dollars)

[Basis of Presentation and Going Concern Uncertainty – See Note 2]

	Twelve months ended December 31, 2006 $	Twelve months ended December 31, 2005 $	Eleven months ended December 31, 2004 $	Cumulative from January 28, 2003 to December 31, 2006 $

		Restated	Restated	Restated
General and administrative expenses		[Note 2]	[Note 2]	[Note 2]
Liquidated damages fees	500,333	188,000	—	688,333
Accounting, audit and legal	482,735	225,291	122,662	831,500
Amortization of deferred charges	414,180	—	—	414,180
Depreciation	26,803	23,393	9,646	59,842
Interest	528,495	1,652	—	530,147
Interest - long-term debt	31,397	—	—	31,397
Application fees and permits	3,355	2,143	47,298	52,796
Accretion of debt discount on convertible notes [note 5]	2,286,456	—	—	2,286,456
Consulting fees [note 12]	266,030	221,634	35,042	522,706
Office and miscellaneous	30,527	69,505	29,156	129,188
Investor relations and shareholder information	81,386	161,969	110,048	353,403
Insurance	125,770	58,501	—	184,271
Rental and communication	100,797	77,135	40,888	218,820
Salaries and benefits	39,575	23,952	15,717	79,244
Travel	109,297	226,667	60,848	396,812
Stock-based compensation [note 10]	988,476	896,114	22,064	1,906,654
	6,015,612	2,175,956	493,369	8,685,749

Loss before other loss	(6,015,612)	(2,175,956)	(493,369)	(8,685,749)
Foreign exchange gain (loss)	36,745	(105,310)	(111,000)	(179,565)
Other income	14,464	55,112	-	69,576
Unrealized gains on warrants [Note 5]	2,218,959	-	—	2,218,959
Loss before income taxes	(3,745,444)	(2,226,154)	(604,369)	(6,576,779)
Income taxes recovery – deferred [note 18]	(153,000)	(50,000)	—	(203,000)
Net loss and comprehensive loss for the year	(3,592,444)	(2,176,154)	(604,369)	(6,373,779)

Loss per share - basic and diluted	(0.10)	(0.06)	(0.02)

Weighted average number of common stock outstanding - basic and diluted	36,679,481	36,065,122	33,015,047

See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

[Basis of Presentation and Going Concern Uncertainty – See Note 2]

	Twelve months ended December 31, 2006 $	Twelve months ended December 31, 2005 $	Eleven months ended December 31, 2004 $	Cumulative from January 28, 2003 to December 31, 2006 $
OPERATING ACTIVITIES		Restated [Note 2]	Restated [Note 2]	Restated [Note 2]
Net loss for the period	(3,592,444)	(2,176,154)	(604,369)	(6,373,779)
Items not involving cash
Amortization of deferred charges	414,180	—	—	414,180
Depreciation	26,803	23,393	9,646	59,842
Unrealized gains on warrants	(2,218,959)	—	—	(2,218,959)
Foreign exchange	19,267	52,000	111,000	182,267
Deferred income taxes	(153,000)	(50,000)	—	(203,000)
Stock-based compensation	988,476	896,114	22,064	1,906,654
Gain on disposal	(4,311)	—	—	(4,311)
Accretion of debt discount on convertible notes	2,286,456	—	—	2,286,456
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
Prepaids and deposits	87,187	(151,915)	215,445	150,717
Accounts receivable	118,758	(134,821)	—	(16,063)
Long term deposits	4,290	(4,290)	—	—
Refundable licences deposits	(23,029)	(41,520)	(33,399)	(97,948)
Accounts payable and accrued liabilities	1,291,971	1,286,640	49,880	2,629,303
Net cash used in operating activities	(754,355)	(300,553)	(229,733)	(1,284,641)

FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	—	5,922,500	—	5,922,500
Proceeds on exercise of warrants	—	—	416,000	416,000
Proceeds from convertible note financing	5,000,000	—	—	5,000,000
Net issuance costs paid relating to note financing [Note 5]	(464,328)	—	—	(464,328)
Proceeds from capital loan	750,000	—	—	750,000
Subscriptions received	—	—	750,288	750,288
Repayment of capital lease	(6,927)	(8,733)	—	(15,660)
Repayment of advances payable to related parties	(1,174)	—	—	(1,174)
Advances payable	650,000	(69,297)	130,118	710,821
Net cash from financing activities	5,927,571	5,844,470	1,296,406	13,068,,447

INVESTING ACTIVITIES
Purchase of equipment	(3,766)	(14,306)	(100,698)	(118,770)
Proceeds on disposal of equipment	17,415	—	—	17,415
Oil and gas properties [Note 8]	(5,735,763)	(5,049,101)	(513,195)	(11,298,059)
Cash paid in connection with acquisition of Scotia, net of cash received	—	—	(301,780)	(301,780)
Net cash used in investing activities	(5,722,114)	(5,063,407)	(915,673)	(11,701,194)

Increase (Decrease) in cash and cash equivalents	(548,898)	480,510	151,000	82,612
Cash and cash equivalents, beginning of period	631,586	151,076	76	76
Cash and cash equivalents, end of period	82,688	631,586	151,076	82,688

See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(expressed in U.S. dollars)

	Common stock		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration stage	Total stock-holders’ equity
	Shares	$	$	$	$	$

Shares issued by Cheetah BC	100	76	—	—	—	76
10,000,000 shares allotted for services in connection with the application for petroleum prospecting licences	—	—	1,000,000	—	—	1,000,000
Net loss for the period	—	—	—	—	(812)	(812)
Balance, January 31, 2004	100	76	1,000,000	—	(812)	999,264
Initial capitalization as a result of reverse acquisition [note 1]	25,000,000	25,000	(24,924)	—	—	76
Elimination of Cheetah BC common stock in recognition of reverse takeover [note 1]	(100)	(76)	—	—	—	(76)
Recapitalization to effect the acquisition of Cheetah Nevada [note 1]	19,682	20	(15,778)	—	—	(15,758)
Shares issued for services in connection with the application for petroleum prospecting licences	10,000,000	10,000	(10,000)	—	—	—
Contribution received from a shareholder of the company in connection with the acquisition of Scotia [note 6]	—	—	1,817,273	—	—	1,817,273
Debt settlement	—	—	357,378	—	—	357,378
Subscriptions received for April 2004 private placement	—	—	207,460	542,828	—	750,288
Proceeds received upon exercise of April 2004 stock warrants	—	—	—	416,000	—	416,000
Stock-based compensation	—	—	22,064	—	—	22,064
Net loss for the year	—	—	—	—	(604,369)	(604,369)
Balance, December 31, 2004	35,019,682	35,020	3,353,473	958,828	(605,181)	3,742,140

See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont’d.)

(expressed in U.S. dollars)

	Common stock		Additional paid in capital	Subscriptions received	Deficit accumulated during exploration stage	Total stock-holders’ equity
	Shares	$	$	$	$	$

Balance, December 31, 2004	35,019,682	35,020	3,353,473	958,828	(605,181)	3,742,140
Shares issued for debt settlement	55,165	55	(55)	—	—	—
Purchased minority interest of Scotia [note 6]	142,000	142	999,858	—	—	1,000,000
Shares issued for subscriptions received from April 2004 private placement	150,000	150	542,678	(542,828)	—	—
Shares issued for the exercise of April 2004 stock purchase warrants	55,467	55	415,945	(416,000)	—	—
Issuance of common stock pursuant to a private placement at $5.00 per share, net of share issuance costs of $450,000 in June 2005	1,200,000	1,200	5,548,800	—	—	5,550,000
Share issue costs	7,500	8	(8)	—	—	—
Shares issued for subscriptions received	49,667	50	372,450	—	—	372,500
Stock-based compensation	—	—	1,949,114	—	—	1,949,114
Net loss for the year	—	—	—	—	(2,176,154)	(2,176,154)
Balance, December 31, 2005 as restated [note 2]	36,679,481	36,680	13,182,255	—	(2,781,335)	10,437,600
Stock-based compensation	—	—	2,717,914	—	—	2,717,914
Stock-based compensation forfeited or cancelled [note 3]	—	—	(1,133,219)	—	—	(1,133,219)
Net loss for the year	—	—	—	—	(3,592,444)	(3,592,444)
Balance, December 31, 2006	36,679,481	36,680	14,766,950	—	(6,373,779)	8,429,851

See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

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

Cheetah BC was incorporated on January 28, 2003 in British Columbia, Canada under the name of Universal Data Corp. and changed its name to Cheetah Oil & Gas Ltd. effective December 11, 2003. Cheetah BC, an exploration stage enterprise, is in the business of acquiring and exploring oil and gas properties in Papua New Guinea (“PNG”).

2.	Basis of presentation AND GOING CONCERN UNCERTAINTY

These consolidated financial statements presented are those of Cheetah Oil & Gas Ltd. (“Cheetah Nevada”) and its wholly-owned subsidiaries, Cheetah Oil & Gas Ltd. (“Cheetah BC”), Cheetah Oil & Gas Limited (“Cheetah PNG”), and 98.65% owned Scotia Petroleum Inc. (“Scotia”, see Note 5). Collectively, they are referred to herein as “the Company”. All significant intercompany balances and transactions have been eliminated.

These accompanying year end consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

2.	Basis of presentation AND GOING CONCERN UNCERTAINTY (cont'd)

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

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

2.	Basis of presentation AND GOING CONCERN UNCERTAINTY (cont’d)

Consolidated statement of operations

	Previously	As	Increase /
	Reported	Restated	(decrease)
	$	$	$

Foreign exchange loss [iv]	—	111,000	111,000
Non-controlling interest [ii]	(29,683)	—	29,683
Net loss	463,686	604,369	140,683
Loss per share – basic and diluted	(0.01)	(0.02)	(0.01)

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

Correction of errors

The Company’s previously issued financial statements as at and for the year ended December 31, 2005 have been restated as follows:

a)	Stock-based Compensation for Consultants

The Company has capitalized the stock-based compensation cost relating to field consultants for the three months ended June 30, 2005, September 30, 2005 and December 31, 2005 as these are costs that are directly identified with the exploration activities in the Company’s Papua New Guinea cost center. These costs were previously expensed. The financial statements for prior periods have been restated. The effect is to reduce the loss by $1,053,000 for the year ended December 31, 2005.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

2.	Basis of presentation AND GOING CONCERN UNCERTAINTY (cont’d)

Correction of errors – cont’d

Liquidated Damages

The Company has expensed the accrued liquidation damages fees relating to the Company failing to have a registration statement with regards to the private placement financing for 1,200,000 units declared effective on September 26, 2005. Since the Company failed to have a registration statement declared effective by that date the Company must pay liquidated damages at a rate of $60,000 per month to a maximum of $360,000. These costs were previously recorded as a charge to additional paid-in capital. The effect is to increase the loss by $188,000 for the year ended December 31, 2005.

The impact of the adjustments described above under a) and b) on the consolidated financial statements as at December 31, 2005 and for the year ended December 31, 2005 have been quantified below:

	Previously Reported	As Restated	Increase/ (Decrease)
Consolidated balance sheets	$	$	$
Oil and gas properties, unproven [a]	10,467,322	11,520,322	1,053,000
Total assets	12,228,990	13,281,990	1,053,000

Stockholders’ equity
Additional paid-in capital [b]	12,994,255	13,182,255	188,000
Deficit accumulated during the exploration stage [a] and [b]	3,646,335	2,781,335	(865,000)
Stockholders’ equity, end of year	9,384,600	10,437,600	1,053,000
Consolidated statements of operations
Liquidated damages fees [b]	-	188,000	188,000
Stock-based compensation [a]	1,949,114	896,114	(1,053,000)
Net loss	(3,041,154)	(2,176,154)	(865,000)
Loss per share - basic and diluted	(0.08)	(0.06)	(0.02)

Since the Company continued to record a net loss after the correction, no tax adjustment, other than disclosure on the rate reconciliation included in note 18, was recorded.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

2.	BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY (cont’d)

Going concern uncertainty

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $3,592,444 for the year ended December 31, 2006 [2005 - $2,176,154 and 2004 - $604,369] and at December 31, 2006 had a deficit accumulated during the exploration stage of $6,373,779 [2005 – $2,781,335 and 2004 - $605,181]. The Company has not generated any revenue, has a substantial accumulated deficit and working capital deficiency and requires additional funds to maintain its exploration operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The Company is of the opinion that it is at a critical point and that in order to maintain its licenses in good standing, it will need to be successful in raising debt or equity financing. At this time the Company is in good standing with the Department of Petroleum and Energy in PNG on all of its licenses. Furthermore, the Company also has a letter from the Department of Energy and Mines in PNG granting the Company an extension to 2008 on expenditures on its licenses. In addition to maintaining its licenses, the debt or equity financing is imperative for the Company to meet its current operating expenses and debt servicing obligations on the convertible notes that came to maturity on March 14, 2007 (note 5). The Company is currently in default on the repayment obligations on these convertible notes. Should the Company be unsuccessful in obtaining further debt or equity financing in the near future it may have to sell off a portion of its assets to allow the Company to continue its operations. The outcome of these matters cannot be predicted at this time. Subsequent to December 31, 2006, the Company received loan advances of $900,000 from certain shareholders to provide working capital to enable the new management to implement its turn around strategy [note 20]. Funds on hand at December 31, 2006, and funds arising from the loans received subsequent to December 31, 2006, will not be sufficient to allow the Company to execute its business plan beyond the end of April 2007.

These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3.	Significant Accounting Policies

Principles of consolidation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries Cheetah BC, Cheetah PNG and Scotia. All significant inter-company balances and transactions have been eliminated.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

3.	Significant Accounting Policies - (cont'd)

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

As at December 31, 2006, the Company did not have any proven reserves. Due to the inherent uncertainties of the Company’s exploration activities, the measurement of the oil and gas properties is uncertain and could change significantly.

Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the declining-balance method. Equipment is recorded at cost. Depreciation is provided using the following rates:

Office furniture and equipment	15%
Vehicles	30%

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Leases

Leases are classified as capital or operating leases. Leases which transfer substantially all benefits and risks incidental to ownership of property are accounted for as capital leases. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

Stock-based compensation

At December 31, 2006, the Company has one stock-based employee compensation plan. The stock option plan is for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements which override the terms of the standard plan.

Prior to December 31, 2005, the Company accounted for the plan using the fair value method as permitted by SFAS No 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. There was no effect of the change from applying the original provisions of SFAS No. 123 on net loss, cash flow from operations, cash flow from financing activities, and basic and diluted loss per share. Under the fair value method, compensation cost is measured at fair value using the Black-Scholes option pricing model, at the date of grant and is expensed over the award’s vesting period. Expected volatility is based on the historical volatility of the company’s common stock.

Under SFAS No. 123, the Company recognized compensation cost assuming all awards would vest and reversed recognized compensation cost for forfeited awards when the awards were actually forfeited. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, the Company estimated a forfeiture rate of 0% when originally recognizing compensation cost. When estimating forfeitures, voluntary termination behavior is considered as well as trends of actual option forfeitures. For the cumulative period from January 28, 2003 to December 31, 2006 there have been forfeitures and cancellations in the amount of $1,133,219 [2005 – $Nil and 2004 – $Nil].

Goodwill

Management is of the opinion that the future cash flows from the properties acquired and giving rise to the goodwill support the carrying value of the goodwill. Due to the inherent uncertainties of the Company’s exploration activities, the measurement of the goodwill is uncertain and could change significantly.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Asset retirement obligations

The Company recognizes the fair value of a liability for future asset retirement obligations associated with the Company’s oil and gas properties in the period in which it is incurred. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This cost of the asset retirement obligation is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of December 31, 2006 December 31, 2005 and December 31, 2004, the Company was unable to estimate the asset retirement obligations.

Earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the year ended December 31, 2006 and the year ended December 31, 2005 and for the eleven month period ended December 31, 2004, because common stock equivalents consisting of stock purchase warrants of 4,221,429 [2005 – 1,266,295 and 2004 – 94,533] and stock options of 1,125,000 [2005 – 1,700,000 and 2004 – 50,000] that were outstanding at December 31, 2006 were anti-dilutive, however they may be dilutive in the future.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign currency translation and its subsidiaries

Cheetah Nevada and its subsidiaries, all of which are considered to be integrated, use the United States Dollar as its functional currency.

The Company accounts for foreign currency transactions in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States Dollars at the period-end exchange rates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Transactions occurring during the period are translated at rates in effect at the time of the transaction. The resulting foreign exchange gains and losses are included in operations.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The carrying value of cash and cash equivalents, accounts receivable, refundable deposits, accounts payable, accrued liabilities, convertible note payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Comparative figures

The Company has reclassified certain of the figures presented for comparative purposes to conform to the financial statement presentation adopted in the current year.

4. ACCOUNTS RECEIVABLE

	December 31,	December 31,	December 31,
	2006	2005	2004
	$	$	$

Exploration Costs - Recoverable	472	127,473	—
GST Receivable	14,238	1,281	—
Interest Receivable	1,353	6,067	—

	16,063	134,821	—

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

4.	ACCOUNTS RECEIVABLE (cont’d)

The accounts receivable balance totalling $ 127,000 at December 31, 2005 was generated for helicopter usage by a third party for subletting out the helicopter at an hourly rate. The Company was committed to purchase a certain number of helicopter flight hours and since the Company did not utilize the helicopter for the full hours under the agreement, it sublet the helicopter for the hours un-used. The amount was considered collectible since the cash was collected subsequent to the year end.

5.	CONVERTIBLE NOTES

Convertible Notes Issued on March 14, 2006

On March 14, 2006, the Company issued convertible notes (“Convertible Notes”) to purchase shares of the Company's common stock for total gross proceeds of $5,000,000. The Convertible Notes are a liability that may be converted into shares of the Company prior to payout by the Company, as outlined below. The Company may, prior to any conversion, redeem the Convertible Notes for the amount of the principal and any interest and penalties. The Convertible Notes also have a contingent put option that allows the holder to demand payment if the Company completes an offering. The Convertible Notes are due on March 14, 2007, and bear interest at 10% per annum compounded quarterly until August 31, 2006. Thereafter the interest compounds at a rate which increases by 2% on the last day of each calendar month. The total amount of interest payable on the maturity date is $735,496. The Convertible Notes are convertible at the option of the holder at any time into common stock or other equity-linked securities issued in any offering by the Company. The number of shares to be issued upon conversion is determined by the following formula:

a)

Conversion Rate – The number of share of Common stock or other Equity Securities issuable upon conversion of any Conversion Amount shall be determined by dividing (x) the product of multiplying such Conversion Amount times 1.10, by (y) the Conversion Price.

b)

Conversion Amount - means the sum of (A) the portion of the Principal to be converted, redeemed or otherwise with respect to which this determination is being made, (B) accrued and unpaid interest with respect to such Principal and (C) accrued and unpaid late charges with respect to such Principal and interest.

c)	Conversion Price – means the price per share or unit of common stock and other equity securities at which such common stock and other equity securities are sold to the other investors in an offering.

In conjunction with the Convertible Notes, the Company issued 3,000,000 share purchase warrants, of which 2,000,000 warrants are exercisable into common stock at an exercise price of $3.25 per share, commencing after June 1, 2006, and expire on March 14, 2009, while 1,000,000 warrants are exercisable into common stock at an exercise price of $3.75 per share, commencing after June 1, 2006, and expire on March 14, 2009. There are no conditions attached to the warrant holders’ ability to exercise the warrants in accordance with the terms noted above.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

5.	CONVERTIBLE NOTES (cont’d)

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified as a liability.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. The Company must file an SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If the Company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. The maximum penalty payable is $500,000. At December 31, 2006 the Company has recorded $328,333 in accounts payable for the 1% penalties that have accrued from June 14, 2006 to December 31, 2006.

The conversion option of the Convertible Notes allows the holder to convert the Convertible Notes into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. The total number of shares to be issued in satisfaction of the conversion option is indeterminable and the registration of such shares is out of the control of the Company. Therefore, the conversion option and the contingent put option are classified as a liability in accordance with the provisions of EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and measured at fair value with changes in fair value recorded in the consolidated statements of operations. Furthermore, the Company is also unable to conclude that it would have a sufficient number of authorized and unissued shares to satisfy outstanding warrants, after considering other commitments that may require the issuance of shares during the life of the warrants, in particular those with respect to the conversion option discussed above. In addition, the shares underlying the warrants are also subject to registration rights. As a result, the warrants are also classified as a liability at fair value with changes in fair value recorded in the consolidated statements of operations.

The contingent put option allows the holder to force repayment of the principal (puttable at par) if the Company completes an offering. Therefore, the contingent put option would be classified as a liability in accordance with the provisions of EITF Issue 00-19 and measured at fair value with changes in fair value recorded in the consolidated statements of operations, if any.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

5.	CONVERTIBLE NOTES (cont’d)

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing (cont’d)

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dec 31, 2006
Risk free interest rate	4.00%
Expected life	2.2 years
Expected volatility	109%
Dividen per share	$Nil

The fair value of the warrants as at December 31, 2006, was $81,041 [fair value upon issuance of convertible note on March 14, 2006 was $2,300,000.]

The Company incurred financing costs of $464,328 in connection with the issuance of the Convertible Notes and warrants. Of this, $250,737 relates to the Convertible Notes and is being deferred and amortized over the term of the Convertible Notes. At December 31, 2006, $200,590 has been amortized. The balance of $213,590 has been assigned as relating to the warrants and was included in net loss for the year ended December 31, 2006.

For the year ended December 31, 2006, the Company recorded $2,286,456 as the accretion of interest expense on the convertible notes and $2,218,959 as unrealized gains arising from the change in the fair value of the warrants.

As collateral for the Convertible Notes, the Company signed a general security agreement on all assets of the Company (including the oil and gas properties prospecting licenses).

6.	Acquisition of Scotia Petroleum Inc. ("Scotia")

On June 24, 2004, the Company completed the acquisition of 85.14% of the issued and outstanding common stock of Scotia, a company incorporated in British Columbia, Canada. The total consideration was $2,119,160 consisting of $301,887 of cash and 256,315 shares of restricted common stock of the Company valued at $1,817,273. The share value of $7.09 was based on the average market price of the Company’s common stock over a period before and after May 13, 2004, the date of agreement to purchase the Company.

The total fair value of net assets acquired on June 24, 2004 is summarized as follows:

$
Cash	107
Refundable deposits for petroleum prospecting licenses	67,144
Oil and gas properties	3,172,712
Current liabilities assumed	(13,120)
Deferred income taxes	(1,078,000)
Non controlling interest	(29,683)
2,119,160

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

6.	Acquisition of Scotia Petroleum Inc. ("Scotia") (cont'd.)

Financed by:

$

Contribution of common shares	1,817,273
Cash consideration	301,887
2,119,160

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

The total fair value of net assets acquired on March 10, 2005 is summarized as follows:

$

Oil and gas properties	723,014
Goodwill	497,000
Deferred income taxes	(247,000)
Non-controlling interest	26,986
Issuance of shares	1,000,000

Financed by:

$

Issuance of common shares	1,000,000
1,000,000

The acquisition of Scotia is accounted for at market value. The primary reasons for the acquisition of Scotia are as follows:

a)	Scotia owned strategic prospecting licences in Papua New Guinea;
b)	The acquisition of Scotia is critical with respect to the assembling of licences in Papua New Guinea; and
c)	Petroleum Prospecting Licences held by Scotia had previous geological and drilling information that was necessary to the Company’s operations.

The operating results of Scotia from June 24, 2004 to December 31, 2006 are included in the consolidated statements of operations.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

7.	Equipment

	Cost	Accumulated depreciation	Net book value
	$	$	$

2006
Office equipment	88,015	28,540	59,475
Motor vehicles	65,867	35,218	30,649
	153,882	63,758	90,124

2005
Office equipment	84,172	16,448	67,724
Motor vehicles	79,771	20,508	59,263
	163,943	36,956	126,987

2004
Office equipment	65,540	5,515	60,025
Motor vehicles	38,374	7,347	31,027
	103,914	12,862	91,052

Included within Motor vehicles at December 31, 2006, is an asset under capital lease with a cost of $45,022 [2005 - $45,022 and 2004 - $Nil] and accumulated amortization of $18,448 [2005 - $6,753 and 2004 - $Nil]. Amortization charged on the vehicle under capital lease was $11,695 for the year ended December 31, 2006 [2005 - $6,753 and 2004 - $Nil].

8.	Oil and Gas Properties

The Company, through its subsidiaries, obtained five Petroleum Prospecting Licences (PPL) in Papua New Guinea: PPL#245, PPL#246, PPL#249, PPL#250 and PPL 252. These licences have an initial term of six years and will remain valid until the expiry dates (between September 17, 2009 and April 8, 2010) and are subject to minimum work expenditures and accomplishments being made. The estimated exploration expenditures required are summarized as follows:

$

Year 2006 - 2008	34,600,000
Year 2009 - 2010	43,700,000
Total	78,300,000

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

8.	Oil and Gas Properties (cont'd.)

Provided that the licences are in good standing according to the Oil and Gas Act of Papua New Guinea, the Company may extend the term of the licences beyond the original term of six years, and the Company is able to apply for changes to the required expenditures. Upon discovery of oil or gas, a Petroleum Retention Licence can be obtained under the Oil and Gas Act of Papua New Guinea.

On January 26, 2005, the Company was granted a Petroleum Retention Licence (PRL) #13 in Papua New Guinea. PRL #13 covers two blocks within PPL #246. The term of the licence is five years. The Company has to incur $4,450,000 of exploration expenditures on the two blocks over the term of PRL #13.

As at December 31, 2006 the Company held leases for approximately 8,385,866 gross undeveloped acreage and approximately 8,344,797 net undeveloped acreage. The Company had approximate gross acreage concentrations of 40,028 in PRL #13 and 500,350 in PPL #246. One Exploration Re-Entry Well was drilled in the fall of 2005 in PRL. The Company currently has no net productive exploratory or development wells drilled. The Company currently has no net dry exploratory or development wells drilled.

The properties over which the Company holds licenses are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back-in interest includes a 2% revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right.

Acquisition and exploration costs incurred are as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
		Restated [Note 2]	Restated [Note 2]
	$	$	$

Capitalized cost - beginning of period - unproven	11,520,322	4,695,206	1,009,300

Property acquisition cost, unproven	—	723,014	3,172,712
Exploration cost	9,360,101	6,102,102	513,194
Total cost capitalized during the period	9,360,101	6,825,116	3,685,906
Capitalized cost – end of period – unproven	20,880,423	11,520,322	4,695,206

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

8.	OIL AND GAS PROPERTIES (cont’d)

Summary of the exploration costs are as follows:

		Twelve months ended December 31, 2006	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004
			Restated [Note 2]	Restated [Note 2]
		$	$	$

Stock based compensation		596,219	1,053,000	—
Communication		17,963	11,470	12,165
Consulting, engineering, geology and contracts		8,316,452	4,401,475	158,377
Depreciation		—	5,343	3,200
Mapping and office expenses		6,366	69,403	4,077
Registration, license fees and permits		50,574	132,597	105,539
Salaries and wages		112,259	107,521	87,434
Staff allowance and accommodations		62,982	82,888	63,116
Travel		14,010	64,179	79,286
Insurance		183,276	174,226	—
		9,360,101	6,102,102	513,194
9.	Advances Payable

a)

Advances payable consist of advances made in January and February 2006 by four unrelated parties totaling $450,000. The advances are due on demand for a term of one year with an interest rate of 4% per annum compounded semi annually.

b)

A further advance payable totaling $200,000 consists of advances made in October and November 2006 by four unrelated parties. The advances are for a term of 6 months with an interest rate of 15% per annum compounded monthly. At any time after May 31, 2007 the Lender has the right to demand payment of the principal and any interest outstanding.

10.	COMMON STOCK

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

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

10. COMMON STOCK – (cont’d)

A summary of the status of the Company’s stock option plan as of December 31, 2006, 2005 and 2004 changes during the periods ending on those dates is presented below:

	2006		2005		2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
	#	$	#	$	#	$

Outstanding at beginning of year	1,700,000	4.93	50,000	2.50	—	—
Granted	—		1,650,000	5.00	50,000	2.50
Exercised	—	—	—	—	—	—
Forfeited or cancelled	(835,000)	4.97	—	—	—	—
Outstanding at end of year	865,000	4.88	1,700,000	4.93	50,000	2.50
Vested or expected to vest	(865,000)	4.88	1,700,000	4.93	50,000	2.50
Excercisable	(865,000)	4.88	20,000	2.50	—	—

During the twelve month period ended December 31, 2006, the Company recorded total stock-based compensation for directors of $988,476 (2005 - $896,114 and 2004 - $22,064) and for consultants $596,219 (2005 - $1,053,000 and 2004 - $Nil) related to stock options granted in 2005 and 2004. The estimated fair value of stock options issued during the periods ended December 31, 2005 and 2004 were determined using the Black-Scholes options pricing model using the following weighted average assumptions: annualized volatility of 50% [2004 - 50%], risk free interest rate of 4% [2004 - 3.42%], expected life of 5 years [2004 - 3 years] and a dividend yield of 0% [2004 - 0%]. The resulting weighted-average fair value per option issued during the period ended December 31, 2005 was $3.12 [December 31, 2004 - $4.41].

A summary of the Company’s unvested stock option activity and related information for the year ended December 31, 2006 is as follows:

		Weighted Average
Unvested Stock Options	Options	Grant-Date Fair Value

Unvested at January 1, 2006	1,680,000	$3.14
Granted	—	—
Vested	(845,000)	$3.14
Forfeited or cancelled	(835,000)	$3.12
Unvested at December 31, 2006	—	$3.16

The aggregate intrinsic value of the vested and exercisable stock options at December 31, 2006 was $Nil.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

10.	COMMON STOCK (cont’d)

Warrants

The following summarizes the stock purchase warrant transactions for the eleven months ended December 31, 2004 and the twelve months ended December 31, 2006 and 2005:

		Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 31, 2004	—	—
Warrants issued	150,000	7.50
Warrants exercised	(55,467)	7.50
Warrants forfeited/expired/cancelled	—	—
Outstanding, December 31, 2004	94,533	7.50
Warrants issued	1,221,429	7.00
Warrants exercised	(49,667)	7.50
Warrants forfeited/expired/cancelled	—	—
Outstanding, December 31, 2005	1,266,295	7.02
Warrants issued [note 5]	3,000,000	3.42
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	(44,866)	(7.50)
Outstanding, December 31, 2006	4,221,429	4.46

11.	Segmented Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

		December 31, 2006 $	December 31, 2005 $	December 31, 2004 $
Assets
North America (corporate)		241,769	917,575	107,440
Papua New Guinea		21,677,502	12,364,415	5,003,444
Total		21,919,271	13,281,990	5,110,884
12.	Related Party Transactions

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the year ended December 31, 2006, the Company incurred consulting fees to an officer who was also a director of the Company in the amount of $135,000 [2005 - $100,000 and 2004 - $Nil]. In October 2006, the director and officer resigned. The amount of $126,075 that remained unpaid as at December 31, 2006 is included in accounts payable and accrued liabilities.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

13.	Supplemental Disclosure of Cash Flow Information
	December 31, 2006	December 31, 2005	December 31, 2004	Cumulative from January 28, 2003 to December 31,2006
	$	$	$	$

Cash paid during the period:
Interest	12,857	1,652	—	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	—	1,000,000	—	1,000,000
Purchase of capital lease assets	—	45,022	—	45,022
Share and warrants issued as share issue costs	—	71,429	—	71,429
Contribution received from a shareholder of the Company in connection with the acquisition of Scotia	—	—	1,817,273	1,817,273
Debt settled for shares	—	—	357,378	357,378
Shares issued for services	—	—	1,000,000	1,000,000
Oil and gas property costs not paid yet	3,027,396	946,467	—	3,973,863
14.	Long Term Debt - Capital Loan

On June 23, 2006 the Company received a capital loan in the amount $750,000 due June 23, 2008. The loan bears interest at a rate of 8% per annum calculated annually and not in advance, payable on the Maturity Date of June 23, 2008. In the event of any partial repayments made by the Company on the Principal Sum before the due date, such repayments shall be applied firstly towards accrued interest and then towards the Principal Sum. The capital loan shall be subordinated to all amounts currently due and owing by the Company to the holder of the Convertible Notes [note 5]. This debt is non-secured.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

15.	CONTINGENCIES

On April 19, 2006 the Company was named as a defendant in an action taken by two investors in a private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs are alleging that they are owed additional shares of common stock pursuant to the bonus warrant provisions. The Company has taken the position that the bonus warrant provisions are not applicable in the circumstances and accordingly intends to defend it. The nature of the claim is for common stock, and there is no monetary impact of this claim. If the Plaintiffs are successful, they will receive bonus warrants to purchase 138,597 shares of common stock of the Company. The Company cannot determine the outcome of this action at this time.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. More specifically, SFAS 155:

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.
•

Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133 which establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
•

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS 155 but does not expect that it will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future consolidated financial position or results of operations.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

16.	RECENT ACCOUNTING PRONOUNCEMENTS (cont’d.)

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a material effect on its financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

16.	RECENT ACCOUNTING PRONOUNCEMENTS (cont’d.)

first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company is currently evaluating the impact of adopting SFAS No. 159 but does not expect that it will have a material effect on its financial statements.

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

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

18.	INCOME TAXES (cont’d.)

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Eleven Months Ended December 31, 2004
	$000	$000 Restated [Note 2]	$000 Restated [Note 2]
Loss before income taxes per financial statements	(3,745)	(2,226)	(604)
Income tax rate	35%	35%	35%
Income tax recovery	(1,310)	(779)	(211)
Permanent differences	1,271	30	100
Exchange rate change	20	(17)	(2)
Income tax rate difference	10	19	12
Income tax rate changes	(153)	(50)	—
Valuation allowance change	9	747	101
Deferred income tax recovery	(153)	(50)	—

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

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31 are as follows:

	2006	2005	2004
	$000	$000 Restated [Note 2]	$000 Restated [Note 2]

Net operating loss carryforwards	428	535	101
Warrants	(777)	—	—
Stock based compensation	660	314	—
Other	547	—	—
Total deferred tax assets	858	849	101
Valuation allowance	(858)	(849)	(101)
Net deferred tax assets	—	—	—

Deferred income tax (liability)	(1,304)	(1,438)	(1,189)

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that realization will not occur. The valuation allowance is reviewed periodically. When circumstance change and this causes a change in management's judgment about the realizeability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

18.	INCOME TAXES (cont’d.)

The net operating loss carryforwards expire as follows:

$

Canada
2014	9,779
2015	501,796
2026	110,776
622,351

U.S.
2024	71,547
2025	305,876
2026	294,101
671,524

Papua New Guinea
2024	—
2025	—
2026	—
—

Total	1,293,875

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

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

December 31, 2006

19.	OBLIGATIONS UNDER CAPITAL LEASES

During the year ended December 31, 2005 the Company entered into a capital lease. The Company is obligated under the capital lease to future minimum annual lease payments that are due as follows:

		$

2007		12,609
2008		12,609
2009		8,012
		33,230
Less amount representing interest at 13.75%		3,868
Present value of future minimum lease obligations		29,362
Less current portion		9,778
		19,584
20.	Subsequent Events

Subsequent to December 31, 2006, the Company secured additional funding in the amount of $900,000 from certain shareholders. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

On March 1, 2007, an amendment to the Company’s Articles was made allowing the Company to increase its authorized shares of common stock to 500,000,000 shares. The amendment also authorized the issuance of up to 100,000,000 shares of preferred stock in the capital of the Company, for which the board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of preferred stock.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31st 2006, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of the Company. Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. It should be noted that in the fourth financial quarter of 2006 we appointed a new Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that the internal controls and procedures as implemented by prior Management were inadequate. Since their appointment in October 2006, our Chief Executive Officer and Chief Financial Officer have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes will be implemented over the ensuing year to insure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2003. In particular, as part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we have also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we plan to implement further improvements to our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting other than the changes disclosed above that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ian McKinnon	President, Chief Executive Officer, Chairman and Director	57	October 16, 2006
Isaac Moss	Senior Vice President, Chief Financial Officer	54	October 30, 2006
Georgina Martin	Secretary, Treasurer and Director	58	March 5, 2004
Dean Swanberg	Director	45	January 16, 2007

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Ian McKinnon – President, Chief Executive Officer, Chairman and Director

Ian McKinnon has been our President, Chief Executive Officer, Chairman and a director of our company since October 16, 2006.

Mr. McKinnon has over thirty years of experience primarily focused in the energy sector ranging from oil field trucking to energy exploration and production. He was a director and shareholder of Norscot Ltd. from September 1973 to May 2004. Norscot Ltd. is a diversified holding company with interests in the energy sector. He also held senior executive positions in oil and gas exploration companies, oil well drilling and energy transportation companies. During September 1993 to June 1999 he was Contracts Manager for Command Drilling and from May 2000 to April 2004 Mr. McKinnon was Vice President of Redwood Energy.

Isaac Moss – Senior Vice President, Chief Financial Officer

Mr. Moss has been the Senior Vice President, Chief Financial Officer of our company since October 30, 2006.

During the 1990’s through 2002 Isaac Moss was associated with a mid market investment banking company based in Geneva, where he provided corporate, strategic and investment banking advisory services to micro and small cap client companies in the energy and resource, telecommunications, chemicals and industrial minerals, entertainment, forest products and hospitality industries. From February 1991 to July 1994 he was the Director and Vice President for Cycomm International Inc. From 1994 to 1997 Mr. Moss was President of Calcitech Inc., a specialty chemical company headquartered in France. In May 1991 to December 2006 Mr. Moss was a Director and Chief Financial Officer for Resource Finance and Investment Inc. and from 2005 to May 2006 he was Chief Financial Officer of Cirond Corporation. He currently remains an independent director of that Company.

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

KOKO Petroleum Inc. is a company engaged in exploration and drilling for oil and natural gas in the State of Texas. Given that our operations are in Papua, New Guinea, and will remain so for the foreseeable future, we do not view the affiliation of Ms. Martin to KOKO Petroleum Inc. as creating any potential for conflicts of interest with our company.

Dean Swanberg – Director

Mr. Dean Swanberg was appointed as a new board director on January 16, 2007. Dean Swanberg is President of Swanberg Bros. Trucking LP, an Alberta based drilling rig transportation company which is part of the Mullen Group Income Fund, a large Canadian service company focused on the oil and gas industry and distribution of freight. Mr. Swanberg is also a director of Horizon North Logistics Inc., an oil field services company which is listed on the Toronto Stock Exchange.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The Board of Directors of our company held no formal meetings during the year ended December 31, 2006. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2006 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006, there were no meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Ted Kozub	2(2)	3(2)	Nil
Georgina Martin	1(2)	1(2)	Nil
Ian McKinnon	1(1)	0	Nil
Isaac Moss	1(1)	0	1(1)
Dean Swanberg	1(1)	0	1(1)

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Effective April 6, 2005, our company's Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President, Chief Executive Officer and Chief Financial Officer (being our principal executive officer, principal financial officer and principal accounting officer) and Secretary, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 8, 2005 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Cheetah Oil & as Ltd., Second Floor, 400-601 West Broadway, Vancouver, B.C. V5Z 4C2.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended December 31, 2006 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Ian McKinnon(1) Chairman, President, Chief Executive Officer and Director	2006	21,000	N/A	N/A	N/A	N/A	N/A	N/A	21,000
Isaac Moss(2) Senior Vice President, Chief Financial Officer	2006	21,000	N/A	N/A	N/A	N/A	N/A	N/A	21,000

Garth Braun(3) Former President, Chief Executive Officer, Chairman and Director	2006	135,000	N/A	N/A	500,000	N/A	N/A	N/A	135,000
Ted Kozub(4) Former Chief Financial Officer and Director	2006	10,000	N/A	N/A	N/A	N/A	N/A	N/A	10,000
Georgina Martin(5) Secretary and Director	2006	10,500	N/A	N/A	N/A	N/A	N/A	N/A	10,500
(1)	Mr. McKinnon became our President, Chief Executive Officer, Chairman and a director of our company on October 16, 2006.
(2)	Mr. Moss became are Senior Vice President, Chief Financial Officer of our company on October 30, 2006.
(3)	Mr. Braun was the President, Chief Executive Officer, Chairman and a director of our company from July 19, 2004 until October 16, 2006.
(4)	Mr. Kozub was the Chief Financial Officer and a director of our company from December 15, 2003 until October 4, 2006.
(5)	Ms. Martin became our Secretary, Treasurer and a director of our company on March 5, 2004.

We entered into a management agreement dated May 1, 2005 with Garth Braun, our former President, Chairman, Chief Executive Officer and director. Under the terms of the agreement, commencing June 1, 2005, Mr. Braun received $15,000 per month for the services he provided to our company. In addition, Mr. Braun was granted 500,000 stock options at an exercise price of $5.00 per share for a period of five years, of which 250,000 options have vested and 250,000 options will vest in 2007. The options have been granted pursuant to our 2005 Stock Option Plan. The management agreement expires on April 1, 2008. During the year ended December 31, 2006, we paid Mr. Braun $135,000 and of that amount $ 126,075 remained unpaid as at December 31, 2006. The amount is included in the balance of accounts payable and accrued liabilities. These amounts are non-interest bearing and unsecured. There are no specific repayment terms but the amounts accrued are payable on demand. The management agreement terminated October 16, 2006, being the date that Mr. Braun resigned as our President, Chief Executive Officer, Chairman and director. The 250,000 options that have not vested were forfeited due to the resignation of Mr. Braun on October 16, 2006.

The Company agreed to enter into consulting agreements with Mr. McKinnon, Mr. Moss and Georgina Martin respectively, in consideration for which each of McKinnon and Moss are to receive USD$7,000 per month and Martin to receive USD$3,500 per month effective October 1, 2006.

Our company has no plans or arrangements in respect of remuneration received or that may be received by named executive officers of our company in fiscal 2007 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ian McKinnon(1) Chairman, President, Chief Executive Officer and Director	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Isaac Moss(2) Senior Vice President, Chief Financial Officer and Director	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Garth Braun(3) Former President, Chief Executive Officer, Chairman and Director	250,000	250,000	N/A	$ 5.00	Jan 16, 2007	N/A	N/A	N/A	N/A
Ted Kozub(4) Former Chief Financial Officer and Director	40,000	10,000	N/A	$ 2.50	Jan 4, 2007	N/A	N/A	N/A	N/A
Georgina Martin(5) Secretary and Director	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(1)	Mr. McKinnon became our President, Chief Executive Officer, Chairman and a director of our company on October 16, 2006.
(2)	Mr. Moss became are Senior Vice President, Chief Financial Officer of our company on October 30, 2006.

(3)        Mr. Braun was the President, Chief Executive Officer, Chairman and a director of our company from July 19, 2004 until October 16, 2006.

(4)	Mr. Kozub was the Chief Financial Officer and a director of our company from December 15, 2003 until October 4, 2006.
(5)	Ms. Martin became our Secretary, Treasurer and a director of our company on March 5, 2004.

Director and officer Compensation

The particulars of compensation paid to our directors for our year ended December 31, 2006 are set out in the summary compensation table above.

Our Directors and officers do receive consulting fees on a monthly basis for serving as directors, for attending meetings of the board of directors and for serving on committees of the board of directors. We did pay director’s fees but no other cash compensation for services rendered as a director in the year ended December 31, 2006. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services in committee participation and/or special assignments.

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

Item 11.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 1, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ian McKinnon 3183 West 16th Avenue Vancouver, BC V6K 3C9	Nil	0%
Isaac Moss 1122 West 27th Avenue Vancouver, BC V6H 2B8	Nil	0%
Georgina Martin Box 172, Station A Nanaimo, BC V9R 5K9	24,611,885(2)	66.88%

Dean Swanberg	Nil	0%
Directors and Executive Officers as a Group	24,611,885	66.88%

(1)      Based on 36,798,231 shares of common stock issued and outstanding as of March 1, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)       Georgina Martin is the trustee with respect to 24,611,885 shares of our common stock which are subject to a voting trust. As trustee, Georgina Martin has discretion to exercise voting authority with respect to the shares that are subject to the voting trust arrangement. Georgina Martin is the beneficial owner of 1,312,500 shares of the 24,611,885 shares that are subject to the voting trust arrangement. There are 33 shareholders who beneficially hold their shares through the voting trust. There are two shareholders in the voting trust who are the beneficial owners of more than 5% of our common stock. The trust is administered by three committee members – Georgina Martin, Hari Sharma and Michael Jenks, who collectively exercise control and discretion of the shares held in the trust. Gerald R. Tuskey, Barrister & Solicitor is the Escrow Holder. No one committee member shall have control or discretion over any of the shares in the agreement.

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

During the year ended December 31, 2006, our company paid $10,000 in consulting fees to Ted Kozub, our former Chief Financial Officer and director of our company for consulting services he provided to our company.

We entered into a management agreement dated May 1, 2005 with Garth Braun, our former President, Chairman, Chief Executive Officer and director. Under the terms of the agreement, commencing June 1, 2005, Mr. Braun received $15,000 per month for the services he provided to our company. In addition, Mr. Braun was granted 500,000 stock options at an exercise price of $5.00 per share for a period of five years, of which 250,000 options have vested and 250,000 options will vest in 2007. The options have been granted pursuant to our 2005 Stock Option Plan. The management agreement expires on April 1, 2008. During the year ended December 31, 2006, we paid Mr. Braun $135,000 and of that amount $ 126,075 remained unpaid as at December 31, 2006. The amount is included in the balance of accounts payable and accrued liabilities. These amounts are non-interest bearing and unsecured. There are no specific repayment terms but the amounts accrued are payable on demand. The management agreement terminated October 16, 2006, being the date that Mr. Braun resigned as our President, Chief Executive Officer, Chairman and director. The 250,000 options that have not vested were forfeited due to the resignation of Mr. Braun on October 16, 2006.

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

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favour of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(21)	Subsidiaries of the Registrant
21.1	Cheetah Oil and Gas Ltd., a company incorporated pursuant to the laws of British Columbia Scotia Petroleum Inc., a company incorporated pursuant to the laws of British Columbia
(23)	Consents
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Moore Stephens Ellis Foster Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ian McKinnon
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Isaac Moss
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the period ended December 31, 2006 and 2005, the aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $225,000 and $92,590 respectively.

Audit Related Fees

For the period ended December 31, 2006 and December 31, 2005, the aggregate fees billed for assurance and related services by Ernst & Young LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil and $16,371, respectively.

Tax Fees

For the period ended December 31, 2006 and December 31, 2005, the aggregate fees billed by Ernst & Young LLP for other non-audit professional services, other than those services listed above, totalled $nil and $nil, respectively.

We do not use Ernst & Young LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Ernst & Young LLP to provide compliance outsourcing services.

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

CHEETAH OIL & GAS LTD.

By: /s/ Ian McKinnon

Ian McKinnnon

President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: April 16, 2007

By: /s/ Isaac Moss

Isaac Moss

Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ian McKinnon

Ian McKinnnon

President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)

Date: April 16, 2007

By: /s/ Isaac Moss

Isaac Moss

Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: April 16, 2007

By:	/s/ Georgina Martin

Georgina Martin, Secretary, Treasurer and Director

Date: April 16, 2007

By:	/s/ Dean Swanberg

Dean Swanberg, Director

Date: April 16, 2007

CW1091898.1