Form 10QSB
period 2007-03-31
CHEETAH OIL & GAS LTD.
filed 2007-05-15
CIK 908821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission file Number: 000-26907

CHEETAH OIL & GAS LTD.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

93-1118938

(I.R.S. Employer Identification Number)

400-601 West Broadway,

Vancouver, B.C. V5Z 4C2

(Address of principal executive offices)

(604) 871-4163

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   36,798,231 common shares issued and outstanding as of May 2, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2007 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Consolidated Financial Statements

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

March 31, 2007

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
[Going Concern Uncertainty – See Note 2]
As at:	March 31	December 31
	2007	2006
	$	$

ASSETS
Cash and cash equivalents	518,170	82,688
Accounts receivable	20,646	16,063
Deferred financing costs [note 3]	-	50,147
Prepaids and deposits	46,419	75,734
	585,235	224,632
Refundable deposits for petroleum prospecting licences	224,649	227,092
Equipment [note 4]	80,770	90,124
Oil and gas properties, unproven [note 5]	21,181,748	20,880,423
Goodwill	497,000	497,000
	22,569,402	21,919,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	7,149,927	5,654,200
Advances payable [note 6]	1,550,000	650,000
Convertible notes payable [note 3]	5,000,000	4,986,456
Fair value of warrants [note 3]	153,000	81,041
Current portion of capital lease obligations [note 15]	9,957	9,778
	13,862,884	11,381,475
Long term portion of capital lease obligations [note 15]	16,672	19,584
Long term debt – Capital Loan [note 11]	796,192	781,397
Deferred income taxes	1,304,267	1,304,267
Non-controlling interest	2,697	2,697
	15,982,712	13,489,420

Commitments and Contingencies [note 12]

Stockholders’ equity
Common stock [note 7]
Common stock, $0.001 par value, authorized 50,000,000 shares
issued and outstanding: 36,679,481 shares [December 31, 2006 – 36,679,481 shares]	36,680	36,680
Additional paid in capital	14,766,950	14,766,950
Deficit accumulated during the exploration stage	(8,216,940)	(6,373,779)
	6,586,690	8,429,851
	22,569,402	21,919,271
See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(expressed in U.S. dollars)

[Going Concern Uncertainty – See Note 2]

	Three months ended March 31, 2007 $	Three months ended March 31, 2006 $	Cumulative from January 28, 2003 to March 31, 2007 $

		Restated
General and administrative expenses		[Note 1]
Liquidated damages fees	881,246	172,000	1,569,579
Accounting, audit and legal	136,509	82,943	968,009
Amortization of deferred charges	50,147	225,268	464,327
Depreciation	5,036	6,497	64,878
Interest	402,416	28,120	932,563
Interest - long-term debt	14,795	-	46,192
Application fees and permits	2,005	5,079	54,801
Accretion of debt discount on convertible notes [note 3]	13,544	130,411	2,300,000
Consulting fees	70,427	77,497	593,133
Office and miscellaneous	158,165	7,151	287,353
Investor relations and shareholder information	6,034	21,437	359,437
Insurance	2,760	42,537	187,031
Rental and communication	15,938	20,581	234,758
Salaries and benefits	6,239	5,931	85,483
Travel	31,858	20,651	428,670
Stock-based compensation	-	328,493	1,906,654
	1,797,119	1,174,596	10,482,868

Loss before other income (expense)	(1,797,119)	(1,174,596)	(10,482,868)
Foreign exchange gain (loss)	21,396	60,632	(158,169)
Other income	4,521	13,775	74,097
Unrealized gain (loss) on warrants [Note 3]	(71,959)	164,888	2,147,000
Loss before income taxes	(1,843,161)	(935,301)	(8,419,940)
Income taxes recovery – deferred	-	-	(203,000)
Net loss and comprehensive loss for the period	(1,843,161)	(935,301)	(8,216,940)

Loss per share - basic and diluted	(0.05)	(0.03)

Weighted average number of common stock outstanding - basic and diluted	36,679,481	36,679,481

See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

[Going Concern Uncertainty – See Note 2]

	Three months ended March 31, 2007	Three months ended March 31, 2006	Cumulative from January 28, 2003 to March 31, 2007
	$	$	$
OPERATING ACTIVITIES		Restated [Note 1]

Net loss for the period	(1,843,161)	(935,301)	(8,216,940)
Items not involving cash
Amortization of deferred charges	50,147	225,268	464,327
Depreciation	5,036	6,497	64,878
Unrealized loss on warrants	71,959	(164,888)	(2,147,000)
Foreign exchange	-	-	182,267
Deferred income taxes	-	-	(203,000)
Stock-based compensation	-	328,493	1,906,654
Gain on disposal	(4,000)	(4,311)	(8,311)
Accretion of debt discount on convertible notes	13,544	130,411	2,300,000
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
Prepaids and deposits	29,315	46,151	180,032
Accounts receivable	(4,583)	85,691	(20,646)
Long term deposits	-	6	-
Refundable licences deposits	2,443	(837)	(95,505)
Accounts payable and accrued liabilities	1,377,995	171,258	4,001,403
Net cash used in operating activities	(301,305)	(111,562)	(1,591,841)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	-	-	5,922,500
Proceeds on exercise of warrants	-	-	416,000
Proceeds from convertible note financing	-	5,000,000	5,000,000
Net issuance costs paid relating to	-	(75,000)	(464,328)
note financing [Note 3]	-
Proceeds from capital loan	-	-	750,000
Subscriptions received	-	-	750,288
Repayment of capital lease	(2,733)	(1,467)	(18,393)
Repayment of advances payable to	-	(1,174)	(1,174)
related parties	-
Advances payable	900,000	450,000	1,616,716
Net cash from financing activities	897,267	5,372,359	13,971,609
INVESTING ACTIVITIES
Purchase of equipment	-	-	(118,770)
Proceeds on disposal of equipment	8,318	17,415	25,733
Oil and gas properties [Note 5]	(168,798)	(2,575,965)	(11,466,857)
Cash paid in connection with acquisition of Scotia, net of cash received	-	-	(301,780)
Net cash used in investing activities	(160,480)	(2,558,550)	(11,861,674)

Increase in cash and cash equivalents	435,482	2,702,247	518,094
Cash and cash equivalents, beginning of period	82,688	631,586	76
Cash and cash equivalents, end of period	518,170	3,333,833	518,170

See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

1. BASIS OF PRESENTATION

The following interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss presented.

Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Correction of errors

The Company’s previously issued interim unaudited consolidated financial statements as at and for the three-month period ended March 31, 2006 have been restated as follows:

a)	Stock-based Compensation for Consultants

The Company has capitalized the stock-based compensation cost relating to field consultants for the three months ended March 31, 2006 and the year ended December 31, 2005 as these are costs that are directly identified with the exploration activities in the Company’s Papua New Guinea cost center. These costs were previously expensed. The financial statements have been restated with the effect of reducing the expense by $351,000 in 2006 and $1,053,000 in 2005.

b)	Liquidated Damages

The Company has expensed the accrued liquidation damages fees relating to the Company failing to have a registration statement with regards to the private placement financing for 1,200,000 units declared effective on September 26, 2005. Since the Company failed to have a registration statement declared effective by that date the Company must pay liquidated damages at a rate of $60,000 per month to a maximum of $360,000. These costs were previously recorded as a charge to additional paid-in capital. The effect is to increase liquidated damages expense by $172,000 in 2006 and $188,000 in 2005.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

1. BASIS OF PRESENTATION (cont’d)

Correction of errors (cont’d)

c)	Convertible Notes

Pursuant to the issue of the Convertible Notes issued on March 14, 2006, the Company reviewed the requirements of FAS 133 and EITF Issue 00-19, as interpreted by EITF Issue 05-02, and considers that bifurcation of the conversion option is required and that the EITF Issue 98-5 and EITF Issue 00-27 requirements are not applicable in this instance. The Company has also determined that, because the settlement of the convertible option may result in the issuance of an unlimited number of shares, the warrants outstanding do not meet the requirements of EITF Issue 00-19 for equity classification and should be presented as a liability recorded at fair value, with changes in the fair value recorded in the consolidated statements of operations. The warrants were previously recorded in additional paid-in capital.

The deferred financing costs allocated to the warrants of $213,590 and previously recorded as a charge to additional paid-in capital have been expensed. The deferred financing costs of $250,737 allocated to the convertible note continue to be amortized over the life of the convertible note. $11,678 has been amortized in the first quarter of 2006

Since the Company continued to record a net loss after the corrections, no tax adjustment was recorded.

The impact of the adjustments described in (a) – (c) above on the interim unaudited consolidated financial statements as at March 31, 2006 have been quantified below:

	Previously Reported	As Restated	Increase/ (Decrease)
Consolidated balance sheets	$	$	$
Assets
Deferred financing costs (c)	296,610	239,059	(57,551)
Oil and gas properties, unproven (a)	12,711,040	14,115,040	1,404,000
Total assets	17,320,953	18,667,402	1,346,449
Liabilities
Convertible note payable (c)	3,370,000	2,830,411	(539,589)
Fair value of warrants (c)	-	2,135,112	2,135,112
Total liabilities	6,890,087	8,485,610	1,595,523

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

1. BASIS OF PRESENTATION (cont’d)

Correction of errors (cont’d)

c)	Convertible Notes

Stockholders’ equity
Additional paid-in capital	15,048,520	13,861,748	(1,186,772)
Deficit accumulated during the exploration stage (a) – (c)	(4,654,334)	(3,716,636)	937,698
Total liabilities and stockholders’ equity	17,320,953	18,667,402	1,346,449
Consolidated statements of operations
Liquidated damages fees (b)	-	172,000	172,000
Accounting, audit and legal (c)	89,631	82,943	(6,688)
Amortization of deferred financing charges (c)	-	225,268	225,268
Accretion of debt discount on convertible note (c)	70,000	130,411	60,411
Consulting fees (c)	85,298	77,497	(7,801)
Stock-based compensation (a)	679,493	328,493	(351,000)
Unrealized gains on warrants (c)	-	(164,888)	(164,888)
Net loss	1,007,999	935,301	(72,698)
Loss per share - basic and diluted	(0.03)	(0.03)	-

2. GOING CONCERN UNCERTAINTY

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $1,843,161 for the three month period ended March 31, 2007 [2006 - $935,301] and at March 31, 2007 had a deficit accumulated during the exploration stage of $8,216,940 [2006 - $6,373,779]. The Company has not generated any revenue, has a substantial accumulated deficit and working capital deficiency and requires additional funds to maintain its exploration operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The Company is of the opinion that it is at a critical point and that in order to maintain its licenses in good standing, it will need to be successful in raising debt or equity financing. At this time the Company is in good standing with the Department of Petroleum and Energy in Papua New Guinea (“PNG”) on all of its licenses. Furthermore, the Company also has a letter from the Department of Energy and Mines in PNG granting the Company an extension to 2008 on expenditures on its licenses. In addition to maintaining its licenses, the debt or equity financing is imperative for the Company to meet its current operating expenses and debt servicing obligations on the convertible notes that came to maturity on

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

2. GOING CONCERN UNCERTAINTY (cont’d)

March 14, 2007 [note 3]. The Company is currently in default on the repayment obligations on these convertible notes. Should the Company be unsuccessful in obtaining further debt or equity financing in the near future it may have to sell off a portion of its assets to allow the Company to continue its operations. The outcome of these matters cannot be predicted at this time. During the first quarter of 2007, the Company received loan advances of $900,000 [note 6] from certain shareholders to provide working capital to enable the new management to implement its turn around strategy. Funds on hand at March 31, 2007 will not be sufficient to allow the Company to execute its business plan beyond the end of May 2007.

These interim unaudited consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty

3. CONVERTIBLE NOTES

Convertible Notes Issued on March 14, 2006

On March 14, 2006, the Company issued convertible notes (“Convertible Notes”) to purchase shares of the Company's common stock for total gross proceeds of $5,000,000. The Convertible Notes are a liability that may be converted into shares of the Company prior to payout by the Company, as outlined below. The Company may, prior to any conversion, redeem the Convertible Notes for the amount of the principal and any interest and penalties. The Convertible Notes also have a contingent put option that allows the holder to demand payment if the Company completes an offering. The Convertible Notes were due on March 14, 2007, and bear interest at 10% per annum compounded quarterly until August 31, 2006. Thereafter the interest compounds at a rate which increases by 2% on the last day of each calendar month. The total amount of interest payable on the maturity date is $735,496. The Convertible Notes are convertible at the option of the holder at any time into common stock or other equity-linked securities issued in any offering by the Company. The number of shares to be issued upon conversion is determined by the following formula:

1.

Conversion Rate – The number of shares of Common stock or other Equity Securities issuable upon conversion of any Conversion Amount shall be determined by dividing (x) the product of multiplying such Conversion Amount times 1.10, by (y) the Conversion Price.

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

March 31, 2007

3. CONVERTIBLE NOTES (cont’d)

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified as a liability.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. The Company must file an SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If the Company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. At March 31, 2007 the Company recorded $478,333 in accounts payable for the 1% penalties that have accrued from June 14, 2006 to March 31, 2007. The Company also accrued at March 31, 2007 further fees for failure to make Registration assessed by the debt-holder in the amount of $731,246.

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

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

3. CONVERTIBLE NOTES (cont’d)

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing (cont’d)

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

March 31, 2007
Risk free interest rate	4.00%
Expected life	2 years
Expected volatility	123%
Dividend per share	$Nil

The fair value of the warrants as at March 31, 2007, was $153,000 [fair value upon issuance of convertible note on March 14, 2006 was $2,300,000.]

The Company incurred financing costs of $464,328 in connection with the issuance of the Convertible Notes and warrants. Of this, $250,737 relates to the Convertible Notes and is being deferred and amortized over the term of the

Convertible Notes. At March 31, 2007, $250,737 has been amortized. The balance of $213,590 has been assigned as relating to the warrants and was included in net loss for the year ended December 31, 2006.

For the three months ended March 31, 2007, the Company recorded $13,544 as the accretion of interest expense on the convertible notes and $71,959 as unrealized losses arising from the change in the fair value of the warrants.

As collateral for the Convertible Notes, the Company signed a general security agreement on all assets of the Company (including the oil and gas properties prospecting licenses).

4. EQUIPMENT

Included within Motor vehicles at March 31, 2007, is an asset under capital lease with a cost of $45,022 [2006 - $45,022] and accumulated amortization of $20,525 [2006 - 18,448]. Amortization charged on the vehicle under capital lease was $2,077 for the three month period ended March 31, 2007 [2006 - $2,878.]

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

5. OIL & GAS PROPERTIES

The Company, through its subsidiaries, obtained five Petroleum Prospecting Licences (PPL) in Papua New Guinea: PPL#245, PPL#246, PPL#249, PPL#250 and PPL #252. These licences have an initial term of six years and will remain valid until the expiry dates (between September 17, 2009 and April 8, 2010) and are subject to minimum work expenditures and accomplishments being made. The estimated exploration expenditures required are summarized as follows:

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

As at March 31, 2007 the Company held leases for approximately 8,385,866 gross undeveloped acreage and approximately 8,344,797 net undeveloped acreage. The Company had approximate gross acreage concentrations of 40,028 in PRL #13 and 500,350 in PPL #246. One Exploration Re-Entry Well was drilled in the fall of 2005 in PRL. The Company currently has no net productive exploratory or development wells drilled. The Company currently has no net dry exploratory or development wells drilled.

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

Acquisition and exploration costs incurred are as follows:
	March 31, 2007	December 31, 2006
	$	$

Capitalized cost - beginning of period – unproven	20,880,423	11,520,322

Property acquisition cost, unproven	-	-
Exploration cost	301,325	9,360,101
Total cost capitalized during the period	301,325	9,360,101
Capitalized cost – end of period – unproven	21,181,748	20,880,423

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

5. OIL & GAS PROPERTIES (cont’d)

Summary of the exploration costs are as follows:

	Three months Ended March 31 ,2007	Twelve months Ended December 31, 2006

	$	$
Stock based compensation	-	596,219
Communication	1,121	17,963
Consulting, engineering, geology and contracts	163,725	8,316,452
Depreciation	-	-
Mapping and office expenses	6,871	6,366
Registration, license fees and permits	59,045	50,574
Salaries and wages	18,716	112,259
Staff allowance and accommodations	13,252	62,982
Travel	2,804	14,010
Insurance	35,791	183,276
	301,325	9,360,101

6. ADVANCES PAYABLE

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

c)

A further advance payable totaling $ 900,000 consists of advances made in January 2007 by three unrelated parties. The advances are for a term of 5 months with an interest rate of 15% per annum compounded monthly. At any time after May 31, 2007 the Lender has the right to demand payment of the principal and any interest outstanding

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

7. COMMON STOCK

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

A summary of the status of the Company’s stock option plan as of March 31, 2007 and changes during the period is presented below:

	Number of shares	Weighted average exercise price
	#	$
Outstanding, January 1, 2007	865,000	4.88
Granted	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2007	865,000	4.88
Vested or expected to vest	865,000	4.88
Exercisable	865,000	4.88

During the three month period ended March 31, 2007, the Company recorded total stock-based compensation for directors of $Nil (2006 - $328,493) and for consultants $Nil (2006 - $351,000) related to stock options granted in 2005 and 2004. The estimated fair value of stock options issued during the periods ended December 31, 2005 and 2004 were determined using the Black-Scholes options pricing model using the following weighted average assumptions: annualized volatility of 50% [2004 - 50%], risk free interest rate of 4% [2004 - 3.42%], expected life of 5 years [2004 - 3 years] and a dividend yield of 0% [2004 - 0%]. The resulting weighted-average fair value per option issued during the period ended December 31, 2005 was $3.12 [December 31, 2004 - $4.41].

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

7. COMMON STOCK (cont’d)

Stock Options (cont’d)

A summary of the Company’s unvested stock option activity and related information for the three months ended March 31, 2007 is as follows:

Weighted Average
Unvested Stock Options	Options	Grant-Date Fair Value

Unvested at January 1, 2007	-	-
Granted	-	-
Vested	-	-
Forfeited or cancelled	-	-
Unvested at March 31, 2007	-	-

Warrants

The following summarizes the stock purchase warrant transactions for the three months ended March 31, 2007:

Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 1, 2007	4,221,429	4.46
Warrants issued	-	-
Warrants exercised	-	-
Warrants forfeited/expired/cancelled	-	-
Outstanding, March 31, 2007	4,221,429	4.46

8. SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

	March 31, 2007	December 31, 2006
	$	$

Assets
North America (corporate)	546,867	241,769
Papua New Guinea	22,022,535	21,677,502
Total	22,569,402	21,919,271

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

9. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the three months ended March 31, 2007 the Company had no further related party transactions [2006 - $45,000], however the amount of $126,075 due to a former director and officer remains unpaid and is included in accounts payable and accrued liabilities.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three months Ended March 31, 2007	Three months Ended March 31, 2006	Cumulative from January 28, 2003 to March 31, 2007
	$	$	$
Cash paid during the period:
Interest	-	1,424	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	-	-	1,000,000
Purchase of capital lease assets	-	-	45,022
Share and warrants issued as share issue costs	-	-	71,429
Contribution received from a shareholder of the Company in connection with the acquisition of Scotia	-	-	1,817,273
Debt settled for shares	-	-	357,378
Shares issued for services	-	-	1,000,000
Oil and gas property costs not paid yet	132,527	-	4,106,390

11. LONG TERM DEBT – CAPITAL LOAN

On June 23, 2006 the Company received a capital loan in the amount $750,000 due June 23, 2008. The loan bears interest at a rate of 8% per annum calculated annually and not in advance, payable on the Maturity Date of June 23, 2008. In the event of any partial repayments made by the Company on the Principal Sum before the due date, such repayments shall be applied firstly towards accrued interest and then towards the Principal Sum. The capital loan shall be subordinated to all amounts currently due and owing by the Company to the holder of the Convertible Notes [note 3]. This debt is non-secured.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

12. COMMITMENTS AND CONTINGENCIES

On April 19, 2006 the Company was named as a defendant in an action taken by two investors in a private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs are alleging that they are owed additional shares of common stock pursuant to the bonus warrant provisions. The Company took the position that the bonus warrant provisions are not applicable in the circumstances and accordingly defended the action.

On April 18, 2007 the Company was advised by its legal counsel that a settlement proposal was presented to the litigants. This proposal is currently under consideration by the litigants.

13. – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equit y securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

13. RECENT ACCOUNTING PRONOUNCEMENTS (cont’d.)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 1 5, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company is currently evaluating the impact of adopting SFAS No. 159 but does not expect that it will have a material effect on its financial statements.

14. RISKS

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

15. OBLIGATIONS UNDER CAPITAL LEASES

During the year ended December 31, 2005 the Company entered into a capital lease. The Company is obligated under the capital lease to future minimum annual lease payments that are due as follows:

$

2007	9,650
2008	12,866
2009	8,577
31,093
Less amount representing interest at 13.75%	4,464
Present value of future minimum lease obligations	26,629
Less current portion	9,957
16,672

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(expressed in U.S. dollars)

March 31, 2007

16. SUBSEQUENT EVENTS

On April 24, 2007 the Company increased the authorized number of shares of its common stock from 50,000,000 shares to 500,000,000 shares, par value of $0.00l per share and altered its authorized share capital to authorize the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share (the “Preferred Shares”), for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred shares.

The increase in the authorized capital was filed with the Secretary of State of the State of Nevada on April 24, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We currently hold five petroleum prospecting licenses and one petroleum retention license in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres. Our five Petroleum Prospecting Licenses are all located along the Northern Coast. We are now evaluating and exploring the oil and gas prospects over approximately 8.3 million acres in our five license areas in Papua New Guinea.

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

In January and February 2006, we received advances totaling $450,000 for a term of one year due on demand.

On March 14, 2006, we closed the first tranche of a financing by the issuance of a $5,000,000 senior secured convertible note and 3,000,000 share purchase warrants to Macquarie Holdings (USA) Inc (“Macquarie”). The note, due March 14, 2007 may be converted, at the option of the note holder, into shares of common stock or other equity-linked securities issued in any equity offering by our company. We are currently in default for the $5,000,000 senior secured convertible note. Upon the satisfaction of certain conditions, we will be entitled to have the note holder invest a further $5,000,000 for another convertible note on the same terms as that acquired in the first tranche.

On June 23, 2006, we received a capital loan in the amount of $750,000 due June 23, 2008. The loan shall bear interest at a rate of 8% per annum calculated annually and not in advance payable on the maturity date of June 23, 2008.

In November 2006, we received advances totaling $200,000 for a term of six months due on demand with interest at 15% per annum calculated monthly. At any time after May 31, 2007 the lender has the right to demand payment of the principal and any interest outstanding at the time.

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

                The minimum expenditures noted above will allow us to maintain our licenses in good standing and will provide us with sufficient funds to significantly advance the exploration and development of the properties and commence drilling operations. Our focus has been and will continue to be the exploration and development of PPL #246 and PRL #13. As our minimum estimated funding for the next twelve months is expected to be $15,000,000 and our cash on hand as at March 31, 2007 was $518,170 we will be required to raise additional funds within the next three months. In January 2007, we secured additional financing in the amount of $900,000 from certain shareholders for a term of five months with an interest rate of 15% per annum compounded monthly. At any time after May 31, 2007, the lenders have the right to demand payment of the principal and any interest outstanding at the time. In the event that we are able to raise further funds, we will primarily expend such funds on further prospect development and seismic studies and then to fund further drilling operations. See “Milestones” below for further information.

As at March 31, 2007, we had $13,862,884 in current liabilities. Our financial statements report a net loss of $1,843,161 for the three month period ended March 31, 2007 compared to a net loss of $935,301 for the three month period ended March 31, 2006. Our losses increased in part as a result of an overall increase in all expense categories during the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006 due to extensive drilling and explorations programs and associated expenses.

Our total liabilities as of March 31, 2007 were $15,982,712, as compared to total liabilities of $13,489,420 as at December 31, 2006. The increase was primarily due to an increase of $ 355,506 for interest and $ 996,229 for penalties and fees relating to the convertible note financing with Macquarie that took place on March 14, 2006 that is currently in default and an increase of $ 900,000 in advance payable.

During the cumulative period from January 28, 2003 to March 31, 2007 we spent $21,181,748 on exploration and acquisition of our oil and gas properties. Of this amount, $4,905,026 was attributable to acquisition costs and $16,276,722 was attributable to exploration costs.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending March 31, 2008.

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

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations. We are currently in default for the $5,000,000 senior secured convertible note.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on our company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 but do not expect that it will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. We are currently evaluating the impact of adopting SFAS No. 159 but do not expect that it will have a material effect on our financial statements.

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

As at March 31, 2007, we do not have any proved reserves.

Stock Based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning January 1, 2006, we began accounting for Stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We were already using the fair value method under SFAS 123 and the main difference is the estimation of forfeitures in order to estimate the awards not expected to vest. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based upon historical volatility. In Addition, we consider many factors when estimating expected life, including types of awards and historical experience.

We adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Under SFAS No. 123, our Company recognized compensation cost assuming all awards would vest and reversed recognized compensation cost for forfeited awards when the awards were actually forfeited. SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, and that forfeitures are estimated when recognizing compensation cost. Accordingly, our company estimated a forfeiture rate of 0% when originally recognizing compensation cost.

Convertible Notes

The host contract itself does not embody a claim to the residual interest in our company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the consolidated balance sheet.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if our company cannot register the shares underlying the warrants. We must file the SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If our company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. At March 31, 2007, we have recorded $1,209,579 in accounts payable for the 1% penalties and late charges that have accrued from June 14, 2006 – March 31, 2007.

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

Going Concern

Our annual consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The consolidated financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $8,216,940 since inception through March 31, 2007.

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

In their report on our annual consolidated financial statements for the year ended December 31, 2006, our independent auditors included explanatory paragraphs regarding their substantial doubts about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. Even with the completion of the private placement in May 2005 for gross proceeds of $6,000,000 and in March 2006 we closed on a financing by the issuance of a $ 5,000,000 senior secured convertible note due March 14, 2007, we will have to raise additional funds to satisfy our estimated minimum cash requirements. We estimate our minimum cash requirements for fiscal year 2007 to be $15,000,000. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. We are currently in default with respect to the $5,000,000 senior secured convertible note.

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

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under the applicable petroleum prospecting licenses. Although historically we have announced additional financings to proceed with the development of some of our properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of our petroleum prospecting licenses.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. We will need funds sufficient to meet our immediate needs and will require further funds to finance the development of our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

We have licenses with respect to our oil and gas properties and we believe our interests are valid and enforceable given that they have been granted directly by the government of Papua New Guinea, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Further, the properties are subject to a 22.5% back-in participation right in favor of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. If the interests in our properties are challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

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

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including Mr. Ian McKinnon and Isaac Moss, who are also our director and officers of our company. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

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

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal securities laws against our directors or officers.

Risks Related to our Common Stock

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001. In the event that we are required to issue any that additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

On March 1, 2007, our board of directors unanimously approved subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Articles to increase our authorized shares of common stock to 500,000,000 shares, and authorize the issuance of up to 100,000 shares of preferred stock in the capital of our corporation. Subsequent to our Board of Directors’ approval of the Amendments, the holders of the majority of the outstanding shares of our corporation gave us their written consent to the Amendment to our Articles of incorporation on March 1, 2007.

Although the issue in shares were approved in March 2007 by the directors and the holders of the majority of the outstanding shares, the Articles of Amendment did not become effective until April 24, 2007.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. It should be noted that in the fourth financial quarter of 2006 we appointed a new Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that the internal controls and procedures as implemented by prior Management were inadequate. Since their appointment in October 2006, our Chief Executive Officer and Chief Financial Officer have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes will be implemented over the ensuing year to insure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2003. In particular, as part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we have also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we are continuing to implement further improvements to our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 19, 2006, we were named as a defendant in an action commenced by Gryphon Master Fund L.P. and GSSF Master Fund L.P. (the “Plaintiffs”) in the U.S. District Court, Northern District of Texas. The Plaintiffs were investors in our private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs are alleging that they are owed additional shares of common stock pursuant to the bonus warrant provisions and that they are owed certain amounts as a result of registration rights penalties. Our company took the position that the bonus warrant provisions are not applicable in the circumstances and accordingly defended the action.

On April 18, 2007 our company was advised by its legal counsel that a settlement proposal was presented to the litigants. This proposal is currently under consideration by the litigants.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.	Defaults Upon Senior Securities

On March 23, 2007 our company received notification from Macquarie Holdings (USA) Inc. that our company is in default under the terms of the Senior Convertible Note issued on March 14, 2006. No further action has been taken by Macquarie at this time, other than the issuance of the default letter. Macquarie has allowed our company to proceed with financing negotiations with third parties.

Item 4.	Submission of Matters to a Vote of Securities Holders

On March 1, 2007, shareholders holding a majority of our issued and outstanding shares ratified and approved the increase in our authorized capital to 500,000,000 shares of common stock with a par value of $0.001 per share and the amendment to our Articles of Incorporation for the alteration of our authorized share capital to authorize the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share (the "Preferred Shares"), for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Shares;

Item 5.	Other Information
None

Item 6.              Exhibits

Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2007)
(4)	Instruments Defining the Rights of Security Holders
4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)
4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)
(10)	Material Contracts
10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)
10.2	Form of Share Purchase Agreement dated May 13, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2004)
10.3	Engagement Letter with CK Cooper & Co. dated February 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2005)
10.4	Managing Dealer Agreement with CK Cooper & Co. dated March 31, 2005 (incorporated by reference from our Form 10-KSB filed on April 8, 2005)

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
10.11

Pledge and Security Agreement dated March 14, 2006 with Scotia Petroleum Inc. in favor of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favor of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(21)	Subsidiaries of the Registrant
21.1	Cheetah Oil and Gas Ltd., a company incorporated pursuant to the laws of British Columbia Scotia Petroleum Inc., a company incorporated pursuant to the laws of British Columbia
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ian McKinnon
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Isaac Moss
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Petroleum Prospecting License #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.2	Petroleum Prospecting License #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.3	Petroleum Prospecting License #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.4	Petroleum Prospecting License #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.5	Petroleum Prospecting License #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.6	Petroleum Retention License #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

/s/ Ian McKinnon

By: Ian McKinnon, Chairman and Chief Executive Officer

(Principal Executive Officer)

Dated: May 15, 2007

/s/ Isaac Moss

By: Isaac Moss

(Principal Financial Officer)

Dated: May 15, 2007

CW1205463.1