Form 10QSB
period 2007-06-30
CHEETAH OIL & GAS LTD.
filed 2007-08-14
CIK 908821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   36,679,481 common shares issued and outstanding as of August 14, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three and six month period ended June 30, 2007 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Unaudited Interim Consolidated Financial Statements

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

JUNE 30, 2007

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

CONSOLIDATED BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 2]
As at:	June 30	December 31
	2007	2006
	$	$

ASSETS
Cash and cash equivalents	203,438	82,688
Accounts receivable	30,470	16,063
Deferred financing costs [note 4]	-	50,147
Prepaids and deposits	12,369	75,734
	246,277	224,632
Refundable deposits for petroleum prospecting licences	221,832	227,092
Equipment [note 5]	75,920	90,124
Oil and gas properties, unproven [note 6]	16,670,000	20,880,423
Goodwill [note 7]	-	497,000
	17,214,029	21,919,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 14]	8,546,134	5,654,200
Advances payable [note 8]	1,550,000	650,000
Convertible notes payable [note 4]	5,000,000	4,986,456
Fair value of warrants [note 4]	103,000	81,041
Current portion of long term debt – Capital Loan [note 13]	750,000	-
Current portion of capital lease obligations [note 17]	10,126	9,778
	15,959,260	11,381,475
Long term portion of capital lease obligations [note17]	13,704	19,584
Long term debt – Capital Loan [note 13]	-	781,397
Accounts payable due after one year [note 14]	50,000	-
Deferred income taxes	57,000	1,304,267
Non-controlling interest	2,697	2,697
	16,082,661	13,489,420

Commitments and Contingencies [note 14]

Stockholders’ equity
Common stock [note 9]
Common stock, $0.001 par value, authorized 500,000,000 shares
issued and outstanding: 36,679,481 shares [December 31, 2006 – 36,679,481 shares]	36,680	36,680
Additional paid in capital	14,766,950	14,766,950
Deficit accumulated during the exploration stage	(13,672,262)	(6,373,779)
	1,131,368	8,429,851
	17,214,029	21,919,271
See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, expressed in U.S. dollars)

[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 2]

	Six	Six	Three	Three	Cumulative
	months	months	months	months	Jan 28, 2003
	ended	ended	ended	ended	to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	$	$	$	$	$
General and administrative expenses
Liquidated damages	881,246	172,000	-	-	1,569,579
Accounting, audit and legal	254,226	227,966	117,717	145,023	1,085,726
Amortization of deferred charges	50,147	287,780	-	62,512	464,327
Depreciation	9,886	13,267	4,850	6,770	69,728
Interest and accretion [note 4]	1,310,302	988,838	894,342	830,307	4,126,905
Interest - long-term debt	28,603	1,315	13,808	1,315	60,000
Application fees and permits	2,255	11,252	250	6,173	55,051
Consulting fees	142,143	162,311	71,716	84,814	664,849
Office and miscellaneous	14,489	22,311	6,324	15,160	143,677
Investor relations and shareholder information	13,952	37,851	7,918	16,414	367,355
Insurance (recovery)	(12,797)	74,694	(15,557)	32,157	171,474
Rental and communication	25,780	50,450	9,842	29,869	244,600
Salaries and benefits	13,289	9,629	7,050	3,698	92,533
Travel	78,938	60,687	47,080	40,036	475,750
Stock-based compensation	-	656,986	-	328,493	1,906,654
Impairment of oil & gas properties [note 6]	5,081,201	-	5,081,201	-	5,081,201
Impairment of goodwill [note 7]	497,000	-	497,000	-	497,000
	8,390,660	2,777,337	6,743,541	1,602,741	17,076,409

Loss before other income (expense)	(8,390,660)	(2,777,337)	(6,743,541)	(1,602,741)	(17,076,409)
Foreign exchange gain (loss)	(119,245)	(19,733)	(140,641)	(80,365)	(298,810)
Other income (loss)	5,381	1,070,805	860	892,142	74,957
Unrealized (loss) gain on warrants [note 4]	(21,959)	-	50,000	-	2,197,000
Loss before income taxes	(8,526,483)	(1,726,265)	(6,833,322)	(790,964)	(15,103,262)
Income taxes recovery - deferred	1,378,000	-	1,378,000	-	1,581,000
Net loss and comprehensive loss for the period	(7,148,483)	(1,726,265)	(5,455,322)	(790,964)	(13,522,262)

Loss per share - basic and diluted	(019)	(0.05)	(0.15)	(0.02)

Weighted average number of common stock
outstanding - basic and diluted	36,679,481	36,679,481	36,679,481	36,679,481

See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, expressed in U.S. dollars)

[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 2]

	Six	Six	Three	Three	Cumulative
	months	months	months	months	Jan 28, 2003
	ended	ended	ended	ended	to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	$	$	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(7,148,483)	(1,726,265)	(5,455,322)	(790,964)	(13,522,262)
Items not involving cash
Amortization of deferred charges	50,147	287,780	-	62,512	464,327
Depreciation	9,886	13,267	4,850	6,770	69,728
Unrealized gains on warrants	21,959	(1,056,705)	(50,000)	(891,817)	(2,197,000)
Foreign exchange	130,733	59,000	130,733	59,000	313,000
Deferred income taxes	(1,378,000)	-	(1,378,000)	-	(1,581,000)
Stock-based compensation	-	656,986	-	328,493	1,906,654
Gain on disposal	(4,000)	(4,311)	-	-	(8,311)
Accretion of debt discount on convertible note	13,544	828,493	-	698,082	2,300,000
Impairment of oil & gas [note 6]	5,081,201	-	5,081,201	-	5,081,201
Impairment of goodwill	497,000	-	497,000	-	497,000
Change in other assets and liabilities (net
of effect of acquisition of subsidiaries):
Prepaid and deposits	63,365	(119,984)	34,050	(166,135)	214,082
Accounts receivable	(14,407)	95,424	(9,824)	9,733	(30,470)
Long term deposits	-	(176)	-	(182)	-
Refundable licences deposits	5,260	(20,793)	2,817	(19,956)	(92,688)
Accounts payable and accrued liabilities	2,228,621	315,079	1,000,626	143,821	4,852,029
Net cash used in operating activities	(443,174)	(672,205)	(141,869)	(560,643)	(1,733,710)
FINANCING ACTIVITIES
Proceeds on issuance of common shares,
net of share issuance costs	-	-	-	-	5,922,500
Proceeds on exercise of warrants	-	-	-	-	416,000
Proceeds from convertible note financing	-	5,000,000	-	-	5,000,000
Net issuance costs paid relating to note financing [note 4]	-	(464,328)	-	(389,328)	(464,328)
Proceeds from capital loan	-	751,315	-	751,315	750,000
Subscriptions received	-	-	-	-	750,288
Repayment of capital lease	(5,532)	(2,989)	(2,799)	(1,522)	(21,192)
Repayment of advances payable to related parties	-	(1,174)	-	-	(1,174)
Advances payable	900,000	450,000	-	-	1,616,716
Net cash from financing activities	894,468	5,732,824	(2,799)	360,465	13,968,810
INVESTING ACTIVITIES
Purchase of equipment	-	(3,766)	-	(3,766)	(118,770)
Proceeds on disposal of equipment	8,318	17,415	-	-	25,733
Oil and gas properties	(338,862)	(4,848,481)	(170,064)	(2,272,516)	(11,636,921)
Cash paid in connection with acquisition
of Scotia, net of cash received	-	-	-	-	(301,780)
Net cash used in investing activities	(330,544)	(4,834,832)	(170,064)	(2,276,282)	(12,031,738)
Increase in cash and cash equivalents	120,750	225,787	(314,732)	(2,476,460)	203,362
Cash and cash equivalents, beginning of period	82,688	631,586	518,170	3,333,833	76
Cash and cash equivalents, end of period	203,438	857,373	203,438	857,373	203,438

See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - expressed in U.S. dollars)

[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 2]

				Deficit
				accumulated
			Additional	during	Total
			paid in	exploration	stockholders'
	Common Stock		capital	stage	equity
	Shares	$	$	$	$
Balance, December 31, 2005	36,679,481	36,680	13,182,255	(2,781,335)	10,437,600
Stock-based compensation	-	-	2,717,914	-	2,717,914
Stock-based compensation forfeited or cancelled	-	-	(1,133,219)	-	(1,133,219)
Net loss for the year	-	-	-	(3,592,444)	(3,592,444)
Balance, December 31, 2006	36,679,481	36,680	14,766,950	(6,373,779)	8,429,851
Transitional adjustment to beginning balance [note 3]	-	-	-	(150,000)	(150,000)
Net loss for the period	-	-	-	(7,148,483)	(7,148,483)
Balance, June 30, 2007	36,679,481	36,680	14,766,950	(13,672,262)	1,131,368

See accompanying notes

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

June 30, 2007

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

During the three and six month periods ended June 30, 2007, the Company committed to a plan to dispose of a controlling interest in its oil & gas properties. On July 20, 2007, the Company entered into an agreement with a corporation, giving it the right to acquire, through the subscription for shares, a 90% interest in Cheetah Oil & Gas (B.C.) Limited, a wholly owned subsidiary of the Company. Details of the anticipated transaction are described in note 18. On completion of this transaction, the majority of the assets and liabilities of the Company, as currently recorded on the consolidated balance sheets, will cease to be recorded and the remaining assets and liabilities of the Company will consist of a 10% investment in Cheetah Oil & Gas (B.C.) Limited.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss for the period presented.

Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. GOING CONCERN UNCERTAINTY

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $7,148,483 for the six month period ended June 30, 2007 [2006 - $1,726,265] and at June 30, 2007 had a deficit accumulated during the exploration stage of $13,672,262 [December 31, 2006 - $6,373,779]. The Company has not generated any revenue, has a substantial accumulated deficit and working capital deficiency and requires additional funds to maintain its exploration operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The Company is of the opinion that it is at a critical point and that in order to maintain its licences in good standing, it will need to be successful in raising debt or equity financing. At this time the Company is in

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

June 30, 2007

2. GOING CONCERN UNCERTAINTY (cont’d)

good standing with the Department of Petroleum and Energy in Papua New Guinea (“PNG”) on all of its licences. Furthermore, the Company also has a letter from the Department of Energy and Mines in PNG granting the Company an extension to 2008 on expenditures on its licences. In addition to maintaining its licences, the debt or equity financing is imperative for the Company to meet its current operating expenses and debt servicing obligations on the convertible notes that came to maturity on March 14, 2007 [note 4]. The Company is currently in default on the repayment obligations on these convertible notes, however, the convertible notes have been assigned to the corporation with which the Company has entered into an agreement with as described in note 18. In the event that this transaction is unable to close, the Company may be unsuccessful in obtaining alternative debt or equity financing in the near future and may have to sell off a portion of its assets to allow the Company to continue its operations. The outcome of these matters cannot be predicted at this time. During the first quarter of 2007, the Company received loan advances of $900,000 [note 8] from certain shareholders to provide working capital to enable the new management to implement its turn around strategy. Funds on hand at June 30, 2007 will not be sufficient to allow the Company to execute its business plan beyond the end of August 31, 2007.

These interim unaudited consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty

3. SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGE

The Company’s significant accounting policies are described in note 3 to the audited consolidated financial statements for the year ended December 31, 2006, except that the following policies were adopted during 2007.

a)

Effective January 1, 2007, the Company adopted the provisions of the FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements”. This accounting position was adopted on a prospective basis with no restatement of prior period consolidated financial statements. This position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. Transition to the FSP will be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of deficit.

The Company is subject to liquidated damages or cash penalties payable to certain warrant holders if the Company cannot register the shares underlying the warrants (see note 4). Because this registration payment arrangement was entered into prior to the issuance of this accounting position and the Company determined that payment of liquidated damages was probable as at January 1, 2007, the Company reported a transitional adjustment to the balance of deficit accumulated during the exploration stage as at January 1, 2007 in the amount of $150,000, representing the estimated fair value of the liquidated damages as at that date.

b)

The Company adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

June 30, 2007

3. SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGE (cont’d)

position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this statement did not have a material effect on the Company’s interim unaudited consolidated financial statements.

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

(Unaudited, expressed in U.S. dollars)

June 30, 2007

4. CONVERTIBLE NOTES (cont’d)

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified as a liability.

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. The Company must file an SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If the Company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. As at June 30, 2007 the Company has accrued funds for interest, legal fees and 1% penalties totaling $ 3,023,854.

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

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

June 30, 2007
Risk free interest rate	4.00%
Expected life	622 Days
Expected volatility	123%
Dividend per share	$Nil

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

June 30, 2007

4. CONVERTIBLE NOTES (cont’d)

Accounting for the Conversion Option and the Warrants Issued as Part of the Convertible Note Financing (cont’d)

The fair value of the warrants as at June 30, 2007, was $103,000 (December 31, 2006 - $ 81,041) [fair value upon issuance of convertible note on March 14, 2006 was $2,300,000.]

The Company incurred financing costs of $464,328 in connection with the issuance of the Convertible Notes and warrants. Of this, $250,737 relates to the Convertible Notes and is being deferred and amortized over the term of the

Convertible Notes. At June 30, 2007, $250,737 has been amortized. The balance of $213,590 has been assigned as relating to the warrants and was included in net loss for the year ended December 31, 2006.

For the six months ended June 30, 2007, the Company recorded $13,544 as the accretion of interest expense on the convertible notes and $21,959 as unrealized losses arising from the change in the fair value of the warrants.

As collateral for the Convertible Notes, the Company signed a general security agreement on all assets of the Company (including the oil and gas properties prospecting licences).

[See note 18]

5. EQUIPMENT

Included within Motor vehicles at June 30, 2007, is an asset under capital lease with a cost of $45,022 [December 31, 2006 - $45,022] and accumulated amortization of $22,586 [December 31, 2006 - 18,448]. Amortization charged on the vehicle under capital lease was $4,138 for the six month period ended June 30, 2007 [2006 - $5,791.]

6. OIL & GAS PROPERTIES

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

(Unaudited, expressed in U.S. dollars)

June 30, 2007

6. OIL & GAS PROPERTIES (cont’d)

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

As at June 30, 2007 the Company held leases for approximately 8,385,866 gross undeveloped acreage and approximately 8,344,797 net undeveloped acreage. The Company had approximate gross acreage concentrations of 40,028 in PRL #13 and 500,350 in PPL #246. One Exploration Re-Entry Well was drilled in the fall of 2005 in PRL. The Company currently has no net productive exploratory or development wells drilled. The Company currently has no net dry exploratory or development wells drilled.

The properties over which the Company holds licences are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back-in interest includes a 2% revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right.

Acquisition and exploration costs incurred are as follows:

	Six months Ended June 30, 2007	Twelve months Ended December 31, 2006
	$	$

Capitalized cost - beginning of period – unproven	20,880,423	11,520,322

Property acquisition cost, unproven	-	-
Exploration cost	870,778	9,360,101
Impairment of oil & gas properties	(5,081,201)	-
Total cost capitalized during the period	(4,210,423)	9,360,101
Capitalized cost – end of period – unproven	16,670,000	20,880,423

On an ongoing basis management reviews the carrying value of oil & gas properties and considers whether there have been events or circumstances that indicate that the carrying value of the oil & gas properties may not be recoverable. The review is based on the assessment of the Licences, the Company’s intended use and on the estimated future recoverable value.

During the three and six month periods ended June 30, 2007 management has determined that the Company has realized an impairment of oil & gas properties estimated at $5,081,201 arising from the agreement entered into by the Company as described in note 18.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

June 30, 2007

6. OIL & GAS PROPERTIES (cont’d)

Summary of the exploration costs are as follows:

	Six months Ended June 30, 2007	Twelve months Ended December 31, 2006
	$	$
Stock based compensation	-	596,219
Communication	3,134	17,963
Consulting, engineering, geology and contracts	620,603	8,316,452
Depreciation	-	-
Mapping and office expenses	18,188	6,366
Registration, licence fees and permits	97,217	50,574
Salaries and wages	40,016	112,259
Staff allowance and accommodations	36,793	62,982
Travel	2,804	14,010
Insurance	52,023	183,276
	870,778	9,360,101

7. GOODWILL

On an annual basis and whenever events or circumstances indicate that the carrying value may be impaired, management reviews the carrying value of goodwill. The review is based on the assessment of the investments giving rise to the goodwill and on the estimated undiscounted cash flows expected to be generated from the investments giving rise to the goodwill.

During the three and six month periods ended June 30, 2007 management has determined that the Company has realized an impairment of goodwill estimated at $497,000 arising from the agreement entered into by the Company as described in note 18.

8. ADVANCES PAYABLE

a)

Advances payable consist of advances made in January and February 2006 by four unrelated parties totaling $450,000. The advances are due on demand for a term of one year with an interest rate of 4% per annum compounded semi annually.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

June 30, 2007

8. ADVANCES PAYABLE (cont’d)

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

9. COMMON STOCK

The board of directors unanimously approved with the approval of a majority of the shareholders of our common stock to amend our Articles increasing the authorized shares of common stock to 500,000,000 shares and to authorize the issuance of up to 100,000 shares of preferred stock. The Articles of Amendment became effective on April 24, 2007.

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

A summary of the status of the Company’s stock option plan as of June 30, 2007 and changes during the period is presented below:

	Number of shares	Weighted average exercise price
	#	$
Outstanding, January 1, 2007	865,000	4.88
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2007	865,000	4.88
Vested or expected to vest	865,000	4.88
Exercisable	865,000	4.88

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

June 30, 2007

9. COMMON STOCK (cont’d)

Stock Options (cont’d)

During the six month period ended June 30, 2007, the Company recorded total stock-based compensation for directors of $Nil (2006 - $656,986) and for consultants $Nil (2006 - $702,000) related to stock options granted in 2005 and 2004. The estimated fair value of stock options issued during the periods ended December 31, 2005 and 2004 were determined using the Black-Scholes options pricing model using the following weighted average assumptions: annualized volatility of 50% [2004 - 50%], risk free interest rate of 4% [2004 - 3.42%], expected life of 5 years [2004 - 3 years] and a dividend yield of 0% [2004 - 0%]. The resulting weighted-average fair value per option issued during the period ended December 31, 2005 was $3.12 [December 31, 2004 - $4.41].

A summary of the Company’s unvested stock option activity and related information for the six months ended June 30, 2007 is as follows:

Weighted Average
Unvested Stock Options	Options	Grant-Date Fair Value
Unvested at January 1, 2007	-	-
Granted	-	-
Vested	-	-
Forfeited or cancelled	-	-
Unvested at June 30, 2007	-	-

Warrants

The following summarizes the stock purchase warrant transactions for the six months ended June 30, 2007:

Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 1, 2007	4,221,429	4.46
Warrants issued	-	-
Warrants exercised	-	-
Warrants forfeited/expired/cancelled	-	-
Outstanding, June 30, 2007	4,221,429	4.46

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

June 30, 2007

10. SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

	June 30, 2007	December 31, 2006
	$	$

Assets
North America (corporate)	214,786	241,769
Papua New Guinea	16,999,243	21,677,502
Total	17,214,029	21,919,271

11. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

During the six months ended June 30, 2007 the Company incurred consulting fees to two directors and one officer of the Company in the amount of $105,000 [2006 - $90,000], however the amount of $126,075 due to a former director and officer remains unpaid at June 30, 2007 [December 31, 2006 - $126,075] and is included in accounts payable and accrued liabilities.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

June 30, 2007

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six months Ended June 30, 2007 $	Six months Ended June 30, 2006 $	Three months Ended June 30, 2007 $	Three months Ended June 30, 2006 $	Cumulative from January 28, 2003 to June 30, 2007 $

Cash paid during the period:
Interest	-	1,424	-	-	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	-	-	-	-	1,000,000
Purchase of capital lease assets	-	-	-	-	45,022
Share and warrants issued as share issue costs	-	-	-	-	71,429
Contribution received from a shareholder of the Company in connection with the acquisition of Scotia	-	-	-	-	1,817,273
Debt settled for shares	-	-	-	-	357,378
Shares issued for services	-	-	-	-	1,000,000
Oil and gas property costs not paid yet	531,916	1,628,580	399,389	1,960,827	4,505,779

13. LONG TERM DEBT – CAPITAL LOAN

On June 23, 2006 the Company received a capital loan in the amount $750,000 due June 23, 2008. The loan bears interest at a rate of 8% per annum calculated annually and not in advance, payable on the Maturity Date of June 23, 2008. In the event of any partial repayments made by the Company on the Principal Sum before the due date, such repayments shall be applied firstly towards accrued interest and then towards the Principal Sum. The capital loan shall be subordinated to all amounts currently due and owing by the Company to the holder of the Convertible Notes [note 4]. This debt is non-secured.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

14. COMMITMENTS AND CONTINGENCIES

On April 19, 2006 the Company was named as a defendant in an action taken by Gryphon Master Fund LP (“Grypon”) and GSSF, two institutional investment funds who participated in a private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs are alleging that they are owed additional shares of common stock pursuant to the bonus warrant provisions. The Company took the position that the bonus warrant provisions are not applicable in the circumstances and accordingly defended the action.

On July 9th, 2007 the Company consented to final judgment in this matter and agreed that beginning on August 31, 2007, it will pay Gryphon and GSSF an amount of $ 6,667 and $ 3,333 respectively on the final day of each month towards satisfaction of the agreed upon judgment, such monthly payments to continue for fifteen months until a total of $100,000 is paid to Gryphon and $50,000 to GSSF.

15. RECENT ACCOUNTING PRONOUNCEMENTS

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

16. RISKS

Ownership in oil and gas properties involves certain inherent risks as they may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Licences do not guarantee title against possible claims. The Company believes that their ownership of licences with respect to their oil and gas properties are valid and enforceable given that they have been granted directly by the government of Papua New Guinea.

Cheetah Oil & Gas Ltd.

(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, expressed in U.S. dollars)

16. RISKS (cont’d)

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

17. OBLIGATIONS UNDER CAPITAL LEASES

During the year ended December 31, 2005 the Company entered into a capital lease. The Company is obligated under the capital lease to future minimum annual lease payments that are due as follows:

$

2007	6,318
2008	12,636
2009	8,424
27,378
Less amount representing interest at 13.75%	3,548
Present value of future minimum lease obligations	23,830
Less current portion	10,126
13,704
18. SUBSEQUENT EVENTS

On July 20, 2007 the Company entered into an agreement with Kepis & Pobe Investments Inc. (“K&P”) and its assigns. Under the terms of the agreement K&P has the right to acquire, through the subscription for shares, a 90% interest in Cheetah Oil & Gas (B.C.) Limited, a wholly owned subsidiary of the Company which through ownership of other subsidiaries, has title to the Company’s Petroleum Prospecting Licences and the Petroleum Retention Licence. The subscription price for these shares is $15,000,000 which will be satisfied by way of a cash payment of $7,450,000 and the assignment of the convertible notes (note 4), including interest, legal fees and penalties, in favour of the Company at a value of $7,550,000. K&P has also agreed that on or before December 31, 2008, it will make an additional contribution of capital to Cheetah Oil & Gas (B.C.) Limited of $ 10,000,000. K&P has assigned its rights under this agreement to Invicta Oil and Gas Ltd. (“Invicta”), a company listed on the Toronto Venture Stock Exchange. Under the terms of the agreement it is further agreed that upon closing of this transaction, Cheetah will transfer all the warrants currently held by the holder of the convertible notes (the “Holder”) to Kepis & Pobe Investments Inc. with the same terms and conditions that existed when held by the Holder.

The closing of this transaction by Invicta is subject to a number of conditions including regulatory approval, K&P completing a financing of no less than $18,000,000 and the closing of the transaction on or before October 3, 2007.

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

Our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company’s audited consolidated financial statements and 10KSB for the year ended December 31, 2006 and unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Cheetah Oil & Gas Ltd. and our subsidiary.

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

We currently hold five petroleum prospecting licences and one petroleum retention licence in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licences in Papua New Guinea covering approximately 8.3 million acres. Our five Petroleum Prospecting Licences are all located along the Northern Coast. We are now evaluating and exploring the oil and gas prospects over approximately 8.3 million acres in our five licence areas in Papua New Guinea.

On May 23, 2007, we signed a Letter Agreement with Kepis & Pobe Investments Inc. (“Kepis & Pobe”) whereby Kepis & Pobe would, by way of farmin, earn a working interest in our Papua New Guinea petroleum prospecting licences and petroleum retention licence comprising approximately 8.3 million acres.

The Letter Agreement has been replaced and superceded by a subscription agreement, dated July 20, 2007, pursuant to which Kepis & Pobe (or its assignee) will subscribe for shares in Cheetah Oil & Gas B.C. Ltd. (“Cheetah BC”), our British Columbia subsidiary, representing 90% of the then issued and outstanding shares of Cheetah BC.

In consideration for their interest in Cheetah BC, Kepis & Pobe will cooperate with our company to settle approximately $15,000,000 in debts owing by our company and Kepis & Pobe (or its assignee) will make an additional contribution of capital to Cheetah BC of $10,000,000 by December 31, 2008.

The subscription agreement remains subject to various closing conditions, including but not limited to Kepis & Pobe completing a financing of not less than $18,000,000, the provision of audited consolidated financial statements of Cheetah B.C., the completion of satisfactory due diligence and the absence of any material adverse changes prior to closing.

As part of this settlement, Kepis & Pobe have taken an assignment of and acquired all debt that has accrued and is owing to Macquarie Holdings (U.S.) Inc., (“Macquarie”) in the approximate amount of US$7,550,000, which will be cancelled and retired as partial consideration for the subscription by Kepis & Pobe. It is further agreed that upon closing of this transaction Cheetah will transfer all the warrants currently held by Macquarie to Kepis & Pobe Investments Inc. with the same terms and conditions that existed when held by Macquarie. Kepis & Pobe has assigned all its rights and obligations under the subscription agreement to Invicta Oil & Gas Ltd., and has also assigned its interests in the loan agreements with Macquarie Holdings to Invicta.

Cash Requirements

For the next 12 months we plan to continue to explore for petroleum and natural gas in the country of Papua New Guinea. Currently we hold five petroleum prospecting licences in Papua New Guinea directly and through our majority controlled subsidiary, Scotia Petroleum Inc., which in total are petroleum prospecting licences in Papua New Guinea covering approximately 8.3 million acres.

The licences held by us require us to engage in drilling operations by certain dates, which will involve obtaining seismic data, drilling exploratory wells, drilling appraisal wells and conducting related activities. We will be required to expend certain minimum amounts in respect of all of the licences in order to ascertain where and if drilling will be warranted. These licences have an initial term of six years and will remain valid until the expiry date (between September 17, 2009 and April 8, 2010) subject to minimum accomplishments being made.

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

In order to proceed with our plans we raised funds by way of private placements of equity securities in our company. In April 2004, we completed a private placement of 150,000 shares of common stock and 150,000 stock purchase warrants for total proceeds of $750,288. Subsequently, we received a further $416,000 on the exercise of 55,467 of the stock purchase warrants. The net proceeds received were used as working capital to allow us to finance our commitments under our licences. On May 26, 2005, we completed a private placement of 1,200,000 shares of common stock and 1,200,000 stock purchase warrants for total gross proceeds of $6,000,000, with net proceeds of $5,922,500 after deduction of placement agent fees and expenses.

In January and February 2006, we received advances totaling $450,000 for a term of one year due on demand.

On March 14, 2006, we closed the first tranche of a financing by the issuance of a $5,000,000 senior secured convertible note and 3,000,000 share purchase warrants to Macquarie. The note, due March 14, 2007 may be converted, at the option of the note holder, into shares of common stock or other equity-linked securities issued in any equity offering by our company. We are currently in default for the $5,000,000 senior secured convertible note.

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

In the event that we do not close the transaction as described above with Kepis and Pobe Investments Inc. and their assigns, over the next twelve months we intend to use all available funds to expand on the exploration and development of our licences, as follows:

Estimated Funding Required During the Next Twelve Months

Prospect Development & Seismic	$ 3,000,000	to	$ 6,000,000
Drilling & Development	Nil	to	Nil
Offering Costs & Expenses	$ 1,000,000	to	$ 2,000,000
General Corporate Expenses	$ 3,000,000	to	$ 3,000,000
Working Capital	$ 8,000,000	to	$ 9,000,000
Total	$ 15,000,000	to	$20,000,000

                The minimum expenditures noted above will allow us to maintain our licences in good standing and will provide us with sufficient funds to significantly advance the exploration and development of the properties and commence drilling operations. Our focus has been and will continue to be the exploration and development of PPL #246 and PRL #13. As our minimum estimated funding for the next twelve months is expected to be $15,000,000 and our cash on hand as at June 30, 2007 was $203,438 we will be required to raise additional funds by August 31, 2007 in order for our company to execute our business plan. In January 2007, we secured additional financing in the amount of $900,000 from certain shareholders for a term of five months with an interest rate of 15% per annum compounded monthly. At any time after May 31, 2007, the lenders have the right to demand payment of the principal and any interest outstanding at the time. In the event that we are able to raise further funds, we will primarily expend such funds on further prospect development and seismic studies and then to fund further drilling operations. See “Milestones” below for further information.

As at June 30, 2007, we had $15,959,260 in current liabilities. Our financial statements report a net loss of $5,455,322 for the three month period ended June 30, 2007 compared to a net loss of $790,964 for the three month period ended June 30, 2006. Our losses increased in part as a result of an impairment of oil & gas properties for $5,081,201 and the impairment of goodwill for $497,000.

Our total liabilities as of June 30, 2007 were $16,082,661 as compared to total liabilities of $13,489,420 as at December 31, 2006. The increase was primarily due to an increase of $1,198,726 for interest and $996,229 for penalties and fees relating to the convertible note financing with Macquarie that took place on March 14, 2006 that is currently in default, an increase of $900,000 in advance payable, fees of $150,000 for settlement of legal claim, accrued interest of $113,316 relating to the loan advances and the capital loan and a decrease of $1,247,267 related to a deferred tax recovery.

During the cumulative period from January 28, 2003 to June 30, 2007 we spent $16,670,000 on exploration and acquisition of our oil and gas properties. Of this amount, $4,905,026 was attributable to acquisition costs and $11,764,974 was attributable to exploration costs.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have entered into transaction to raise additional capital through the equity offerings noted above, however there is no assurance that our ompany will be able to close the transaction as described above with Kepis and Pobe and their assigns and/or raise further equity financing.

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

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our licences over the next twelve months:

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting licences in Papua New Guinea. To date, execution of our business plan has largely focused on acquiring petroleum prospecting licences in Papua New Guinea. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending June 30, 2008.

Employees

In addition to our directors and officers we also have 4 full-time employees in Papua New Guinea. We anticipate contracting the services of a Senior Engineer and Geologist upon completion of further equity financing. We will continue however to outsource any additional contracts as needed. If we are successful in our initial and any subsequent drilling programs, we may retain additional employees.

Going Concern

We have suffered recurring losses from operations and have a substantial accumulated deficit and working capital deficiency. These conditions raise substantial doubt about our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations. We are currently in default for the $5,000,000 senior secured convertible note.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Since our cash on hand as at June 30, 2007 was $203,438, we will be required to raise additional funds by August 31, 2007 in order for our company to execute our business plan. If we are not able to obtain the additional financing by August 31, 2007 we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

As at June 30, 2007, we do not have any proved reserves.

On an ongoing basis management reviews the carrying value of oil & gas properties and considers whether there have been events or circumstances that indicate that the carrying value of the oil & gas properties may not be recoverable. The review is based on the assessment of the Licences, our company’s intended use and on the estimated future recoverable value.

Goodwill

On an ongoing basis management reviews the carrying value of goodwill and considers whether there have been events or circumstances that indicate that the carrying value of the goodwill may not recoverable. The review is based on the assessment of the investments giving rise to the goodwill and on the estimated undiscounted cash flows expected to be generated from the investments giving rise to the goodwill.

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

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if our company cannot register the shares underlying the warrants. We must file the SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If our company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. At June 30, 2007, we have recorded $1,324,229 in accounts payable for the 1% penalties and late charges that have accrued from June 14, 2006 to June 30, 2007.

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

Our company has a limited operating history and is considered in the development stage. The success of our company is significantly dependent on a successful drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. There can be no assurance that our business plan will prove successful, and no assurance that we may be able to operate profitably, if at all. Since our cash on hand as at June 30, 2007 was $203,438, we will be required to raise additional funds by August 31, 2007 in order for our company to execute our business plan.

In their report on our annual consolidated financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraphs regarding their substantial doubt about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. Even with the completion of the private placement in May 2005 for gross proceeds of $6,000,000 and in March 2006 we closed on a financing by the issuance of a $ 5,000,000 senior secured convertible note due March 14, 2007, we will have to raise additional funds to satisfy our estimated minimum cash requirements. We estimate our minimum cash requirements for fiscal year 2007 to be $15,000,000. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. We are currently in default with respect to the $5,000,000 senior secured convertible note.

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

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under the applicable petroleum prospecting licences. Although historically we have announced additional financings to proceed with the development of some of our properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of our petroleum prospecting licences.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. We will need funds sufficient to meet our immediate needs and will require further funds to finance the development of our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. Since our cash on hand as at June 30, 2007 was $203,438, we will be required to raise additional funds by August 31, 2007 in order for our company to execute our business plan. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

We have licences in respect of our properties, but our properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title searches, and are subject to a governmental right of participation, resulting in a possible claim against any future revenues generated by such properties.

We have licences with respect to our oil and gas properties and we believe our interests are valid and enforceable given that they have been granted directly by the government of Papua New Guinea, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licences do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Further, the properties are subject to a 22.5% back-in participation right in favor of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. If the interests in our properties are challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

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

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including Mr. Ian McKinnon and Mr. Isaac Moss, who are also our director and officers of our company. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

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

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the licences.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. It should be noted that in the fourth financial quarter of 2006 we appointed a new Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that the internal controls and procedures as implemented by prior Management were inadequate. Since their appointment in October 2006, our Chief Executive Officer and Chief Financial Officer have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes will be implemented over the ensuing year to insure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2003. In particular, as part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we have also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we are continuing to implement further improvements to our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2007, we consented to final judgment in this matter and agreed that beginning on August 31, 2007, we will pay Gryphon and GSSF an amount of $6,666 and $3,333 respectively on the final day of each month towards satisfaction of the agreed upon judgment, such monthly payments to continue for fifteen months until a total of $100,000 is paid to Gryphon and $ 50,000 to GSSF.

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

On June 20, 2007 we entered into an agreement with Kepis & Pobe Investments Inc. (“K&P”) and its assigns. Under the terms of the agreement K&P has the right to acquire, through the subscription for shares, a 90% interest in Cheetah Oil & Gas (B.C.) Limited, a wholly owned subsidiary of our company which through ownership of other subsidiaries, has title to our company’s Petroleum Prospecting Licences and the Petroleum Retention Licence.

In consideration for their interest in Cheetah BC, Kepis & Pobe will cooperate with our company to settle approximately $15,000,000 in debts owing by our company and Kepis & Pobe (or its assignee) will make an additional contribution of capital to Cheetah BC of $10,000,000 by December 31, 2008.

As part of this settlement, Kepis & Pobe have taken an assignment of and acquired all debt that has accrued and is owing to Macquarie Holdings (U.S.) Inc., (“Macquarie”) in the approximate amount of US$7,550,000, which will be cancelled and retired as partial consideration for the subscription by Kepis & Pobe. It is further agreed that upon closing of this transaction Cheetah will transfer all the warrants currently held by Macquarie to Kepis & Pobe with the same terms and conditions that existed when held by Macquarie. Kepis & Pobe has assigned all its rights and obligations under the subscription agreement to Invicta Oil & Gas Ltd., and has also assigned its interests in the loan agreements with Macquarie Holdings to Invicta.

Item 4.	Submission of Matters to a Vote of Securities Holders
None.
Item 5.	Other Information
None
Item 6.	Exhibits

Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on April 26, 2007)
(4)	Instruments Defining the Rights of Security Holders

4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)
4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)
(10)	Material Contracts
10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)
10.2	Form of Share Purchase Agreement dated May 13, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2004)
10.3	Engagement Letter with CK Cooper & Co. dated February 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2005)
10.4	Managing Dealer Agreement with CK Cooper & Co. dated March 31, 2005 (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
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

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favor of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.17	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current report on Form 8-K filed on May 31, 2007)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(21)	Subsidiaries of the Registrant
21.1	Cheetah Oil and Gas Ltd., a company incorporated pursuant to the laws of British Columbia Scotia Petroleum Inc., a company incorporated pursuant to the laws of British Columbia
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ian McKinnon
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Isaac Moss
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

/s/ Ian McKinnon

By: Ian McKinnon, Chairman and Chief Executive Officer

(Principal Executive Officer)

Dated: August 14, 2007

/s/ Isaac Moss

By: Isaac Moss

(Principal Financial Officer)

Dated: August 14, 2007

CW1369940.1