Form 10QSB
period 2007-09-20
CHEETAH OIL & GAS LTD.
filed 2007-11-14
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMER 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,679,481 common shares issued and outstanding as of November 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes   [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [ X ]

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three and nine month period ended September 30, 2007 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Unaudited Interim Consolidated Financial Statements

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)
September 30, 2007

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

CONSOLIDATED BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 2]

As at:	September 30	December 31
	2007	2006
	$	$

ASSETS
Cash and cash equivalents	106,435	82,688
Accounts receivable	34,336	16,063
Deferred financing costs [note 4]	-	50,147
Prepaids and deposits	24,400	75,734
	165,171	224,632
Refundable deposits for petroleum prospecting licences	226,044	227,092
Equipment [note 5]	77,319	90,124
Oil and gas properties, unproven [note 6]	16,670,000	20,880,423
Goodwill [note 7]	-	497,000
	17,138,534	21,919,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 14]	5,976,797	4,808,525
Interest and penalties payable [note 4, 8 & 13]	3,960,403	845,675
Advances payable [note 8]	1,706,000	650,000
Convertible notes payable [note 4]	5,000,000	4,986,456
Fair value of warrants [note 4]	23,000	81,041
Current portion of long term debt – Capital Loan [note 13]	750,000	-
Current portion of capital lease obligations [note 17]	10,764	9,778
	17,426,964	11,381,475
Long term portion of capital lease obligations [note17]	11,247	19,584
Long term debt – Capital Loan [note 13]	-	781,397
Accounts payable due after one year [note 14]	30,000	-
Deferred income taxes	57,000	1,304,267
Non-controlling interest	2,697	2,697
	17,527,908	13,489,420

Commitments and Contingencies [note 14]

Stockholders’ equity
Common stock [note 9]
Common stock, $0.001 par value, authorized 500,000,000 shares issued and outstanding: 36,679,481 shares
[December 31, 2006 – 36,679,481 shares]	36,680	36,680
Additional paid in capital	14,766,950	14,766,950
Deficit accumulated during the exploration stage	(15,193,004)	(6,373,779)
	(389,374)	8,429,851
	17,138,534	21,919,271

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 2]

	Nine	Nine	Three	Three	Cumulative
	months	months	months	months	Jan 28, 2003
	ended	ended	ended	ended	to
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007
	$	$	$	$	$
General and administrative expenses
Liquidated damages	881,246	350,333	-	178,333	1,569,579
Accounting, audit and legal	305,849	347,630	51,623	119,664	1,137,349
Amortization of deferred charges	50,147	350,980	-	63,200	464,327
Depreciation	15,031	20,117	5,145	6,850	74,873
Interest and accretion [note 4]	2,054,864	1,795,390	744,562	806,552	4,871,467
Interest - long-term debt [note 13]	46,179	66,274	17,576	64,959	77,576
Application fees and permits	2,255	16,198	-	4,946	55,051
Consulting fees [note 11]	224,292	212,092	82,149	49,781	746,998
Office and miscellaneous	27,661	24,837	13,172	2,526	156,849
Investor relations and shareholder information	14,531	54,627	579	16,776	367,934
Insurance (recovery)	(5,997)	97,795	6,800	23,101	178,274
Rental and communication	50,200	72,577	24,420	22,127	269,020
Salaries and benefits	60,033	11,250	46,744	1,621	139,277
Travel	96,781	82,983	17,843	22,296	493,593
Stock-based compensation	-	985,479	-	328,493	1,906,654
Impairment of oil & gas properties [note 6]	5,648,089	-	566,888	-	5,648,089
Impairment of goodwill [note 7]	497,000	-	-	-	497,000
	9,968,161	4,488,562	1,577,501	1,711,225	18,653,910

Loss before other income (expense)	(9,968,161)	(4,488,562)	(1,577,501)	(1,711,225)	(18,653,910)
Foreign exchange gain (loss)	(143,276)	(21,580)	(24,031)	(1,847)	(322,841)
Other income (loss)	6,171	13,091	790	(1,009)	75,747
Unrealized (loss) gain on warrants [note 4]	58,041	2,263,936	80,000	1,207,231	2,277,000
Loss before income taxes	(10,047,225)	(2,233,115)	(1,520,742)	(506,850)	(16,624,004)
Income taxes recovery - deferred	1,378,000	-	-	-	1,581,000
Net loss and comprehensive loss for the period	(8,669,225)	(2,233,115)	(1,520,742)	(506,850)	(15,043,004)

Loss per share - basic and diluted	(0.24)	(0.06)	(0.04)	(0.01)

Weighted average number of common stock
outstanding - basic and diluted	36,679,481	36,679,481	36,679,481	36,679,481

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 2]

	Nine	Nine	Three	Three	Cumulative
	months	months	months	months	Jan 28, 2003
	ended	ended	ended	ended	to
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007
	$	$	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(8,669,225)	(2,233,115)	(1,520,742)	(506,850)	(15,043,004)
Items not involving cash
Amortization of deferred charges	50,147	350,980	-	63,200	464,327
Depreciation	15,031	20,117	5,145	6,850	74,873
Unrealized gains on warrants	(58,041)	(2,263,936)	(80,000)	(1,207,231)	(2,277,000)
Foreign exchange	130,733	59,000	-	-	313,000
Deferred income taxes	(1,378,000)	-	-	-	(1,581,000)
Stock-based compensation	-	1,336,479	-	679,493	1,906,654
Gain on disposal	(4,000)	(4,311)	-	-	(8,311)
Accretion of debt discount on convertible note [note 4]	13,544	1,534,246	-	705,753	2,300,000
Impairment of oil & gas [note 6]	5,648,089	-	566,888	-	5,648,089
Impairment of goodwill	497,000	-	-	-	497,000
Change in other assets and liabilities (net
of effect of acquisition of subsidiaries):
Prepaid and deposits	51,334	(62,706)	(12,031)	57,278	202,051
Accounts receivable	(18,273)	114,277	(3,866)	18,853	(34,336)
Long term deposits	-	-	-	-	-
Refundable licences deposits	1,048	(24,771)	(4,212)	(3,978)	(96,900)
Other		(200)	-	(24)	-
Accounts payable and accrued liabilities	(30,572)	57,018	94,062	(104,813)	1,747,161
Interest and penalties payable	3,114,728	480,389	761,473	327,141	3,960,403
Net cash used in operating activities	(636,457)	(636,533)	(193,283)	35,672	(1,926,993)
FINANCING ACTIVITIES
Proceeds on issuance of common shares,
net of share issuance costs	-	-	-	-	5,922,500
Proceeds on exercise of warrants	-	-	-	-	416,000
Proceeds from convertible note financing	-	5,000,000	-	-	5,000,000
Net issuance costs paid relating to note financing [note 4]	-	(464,328)	-	-	(464,328)
Proceeds from capital loan	-	766,274	-	14,959	750,000
Subscriptions received	-	-	-	-	750,288
Repayment of capital lease	(7,351)	(4,338)	(1,819)	(1,349)	(23,011)
Repayment of advances payable to related parties	-	(1,174)	-	-	(1,174)
Advances payable	1,056,000	450,000	156,000	-	1,772,716
Net cash from financing activities	1,048,649	5,746,434	154,181	13,610	14,122,991
INVESTING ACTIVITIES
Purchase of equipment	(6,544)	(3,766)	(6,544)	-	(125,314)
Proceeds on disposal of equipment	8,318	17,415	-	-	25,733
Oil and gas properties	(390,219)	(5,648,848)	(51,357)	(800,367)	(11,688,278)
Cash paid in connection with acquisition
of Scotia, net of cash received	-	-	-	-	(301,780)
Net cash used in investing activities	(388,445)	(5,635,199)	(57,901)	(800,367)	(12,089,639)
Increase in cash and cash equivalents	23,747	(525,298)	(97,003)	(751,085)	106,359
Cash and cash equivalents, beginning of period	82,688	631,586	203,438	857,373	76
Cash and cash equivalents, end of period	106,435	106,288	106,435	106,288	106,435

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited - expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 2]

				Deficit
				accumulated
			Additional	during	Total
			paid in	exploration	stockholders'
	Common Stock		capital	stage	equity
	Shares	$	$	$	$
Balance, December 31, 2005	36,679,481	36,680	13,182,255	(2,781,335)	10,437,600
Stock-based compensation	-	-	2,717,914	-	2,717,914
Stock-based compensation forfeited or cancelled	-	-	(1,133,219)	-	(1,133,219)
Net loss for the year	-	-	-	(3,592,444)	(3,592,444)
Balance, December 31, 2006	36,679,481	36,680	14,766,950	(6,373,779)	8,429,851
Transitional adjustment to beginning balance [note 3]	-	-	-	(150,000)	(150,000)
Net loss for the period	-	-	-	(8,669,225)	(8,669,225)
Balance, September 30, 2007	36,679,481	36,680	14,766,950	(15,193,004)	(389,374)

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

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

During the nine month period ended September 30, 2007, the Company committed to a plan to dispose of a controlling interest in its oil & gas properties. On July 20, 2007, the Company entered into an agreement with a corporation, giving it the right to acquire, through the subscription for shares, a 90% interest in Cheetah Oil & Gas (B.C.) Limited, a wholly owned subsidiary of the Company. Details of the anticipated transaction are described in note 18. On completion of this transaction, the majority of the assets and liabilities of the Company, as currently recorded on the consolidated balance sheets, will cease to be recorded and the remaining assets and liabilities of the Company will consist of a 10% investment in Cheetah Oil & Gas (B.C.) Limited.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net loss for the period presented. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. GOING CONCERN UNCERTAINTY

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $8,669,225 for the nine month period ended September 30, 2007 [2006 - $2,233,115] and at September 30, 2007 had a deficit accumulated during the exploration stage of $15,193,004 [December 31, 2006 - $6,373,779]. The Company has not generated any revenue, has a substantial accumulated deficit and working capital deficiency and requires additional funds to maintain its exploration operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The Company is of the opinion that it is at a critical point and that in order to maintain its licences in

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

2. GOING CONCERN UNCERTAINTY (cont’d)

good standing, it will need to be successful in raising debt or equity financing. At this time the Company’s oil & gas properties are in good standing with the Department of Petroleum and Energy in Papua New Guinea (“PNG”). Furthermore, the Company also has a letter from the Department of Energy and Mines in PNG granting the Company an extension to 2008 on expenditures on its licences. In addition to maintaining its licences, the debt or equity financing is imperative for the Company to meet its current operating expenses and debt servicing obligations on the convertible notes that came to maturity on March 14, 2007 [note 4]. The Company is currently in default on the repayment obligations on these convertible notes, however, the convertible notes have been assigned to the corporation with which the Company has entered into an agreement with as described in note 18. In the event that this transaction is unable to close, the Company may be unsuccessful in obtaining alternative debt or equity financing in the near future and may have to sell off a portion of its assets to allow the Company to continue its operations. The outcome of these matters cannot be predicted at this time. During the first quarter of 2007, the Company received loan advances of $500,000 from a director of the Company and $400,000 from certain shareholders [notes 8 & 11] to provide working capital to enable the new management to implement its turn around strategy.

As at September 30, 2007, the Company’s plan to dispose of controlling interest in Cheetah Oil & Gas (B.C.) Limited has not closed. Due to the delay in the closing of the Invicta Oil & Gas Ltd. (Invicta) and Cheetah Oil & Gas Ltd. (Cheetah) farmin transaction as per the letter of agreement dated July 20, 2007, Cheetah received in the third quarter of 2007 loan advances totaling $156,000 [note 8] from Invicta to provide working capital for the Company to assist in its cash flow need. The loan advances are due on demand with interest calculated daily at the Royal Bank Prime plus 2%. Funds on hand at September 30, 2007 will not be sufficient to allow the Company to execute its business plan beyond the end of December 31, 2007.

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

The Company is subject to liquidated damages or cash penalties payable to certain warrant holders if the Company cannot register the shares underlying the warrants (see note 4). Because this registration payment arrangement was entered into prior to the issuance of this accounting position and the Company determined that payment of liquidated damages was probable as at January 1, 2007, the Company reported a transitional

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

3. SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGE (cont’d)

adjustment to the balance of deficit accumulated during the exploration stage as at January 1, 2007 in the amount of $150,000, representing the estimated fair value of the liquidated damages as at that date.

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

September 30, 2007

4. CONVERTIBLE NOTES (cont’d)

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

The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. The Company must file an SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If the Company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes matured in March 2007. As at September 30, 2007 the Company has accrued funds for interest, legal fees and 1% penalties totaling $3,688,118 [December 31, 2006 - $328,332].

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

September 30, 2007

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

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Sept 30, 2007
Risk free interest rate	4.00%
Expected life	530 Days
Expected volatility	122%
Dividend per share	$Nil

The fair value of the warrants as at September 30, 2007, was $23,000 (December 31, 2006 - $81,041) [fair value upon issuance of convertible note on March 14, 2006 was $2,300,000.]

The Company incurred financing costs of $464,328 in connection with the issuance of the Convertible Notes and warrants. Of this, $250,737 relates to the Convertible Notes and is being deferred and amortized over the term of the Convertible Notes. At September 30, 2007, $250,737 has been amortized. The balance of $213,590 has been assigned as relating to the warrants and was included in net loss for the year ended December 31, 2006.

For the nine months ended September 30, 2007, the Company recorded $13,544 as the accretion of interest expense on the convertible notes and $58,041 as unrealized gains arising from the change in the fair value of the warrants.

As collateral for the Convertible Notes, the Company signed a general security agreement on all assets of the Company (including the oil and gas properties prospecting licences).

[See note 18]

5. EQUIPMENT

Included within Motor vehicles at September 30, 2007, is an asset under capital lease with a cost of $45,022 [December 31, 2006 - $45,022] and accumulated amortization of $24,631 [December 31, 2006 - $18,448]. Amortization charged on the vehicle under capital lease was $6,183 for the nine month period ended September 30, 2007 [2006 - $8,740.]

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

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

As at September 30, 2007 the Company held leases for approximately 8,385,866 gross undeveloped acreage and approximately 8,344,797 net undeveloped acreage. The Company had approximate gross acreage concentrations of 40,028 in PRL #13 and 500,350 in PPL #246. One Exploration Re-Entry Well was drilled in the fall of 2005 in PRL. The Company currently has no net productive exploratory or development wells drilled. The Company currently has no net dry exploratory or development wells drilled.

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

Acquisition and exploration costs incurred are as follows:

	Nine months	Twelve months
	Ended	Ended
	Sept. 30, 2007	December 31, 2006
	$	$

Capitalized cost - beginning of period – unproven	20,880,423	11,520,322

Property acquisition cost, unproven	-	-
Exploration cost	1,437,666	9,360,101
Impairment of oil & gas properties	(5,648,089)	-
Total cost capitalized (written down) during the period	(4,210,423)	9,360,101
Capitalized cost – end of period – unproven	16,670,000	20,880,423

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

6. OIL & GAS PROPERTIES (cont’d)

On an ongoing basis management reviews the carrying value of oil & gas properties and considers whether there have been events or circumstances that indicate that the carrying value of the oil & gas properties may not be recoverable. The review is based on the assessment of the Licences, the Company’s intended use and on the estimated future recoverable value.

During the nine month period ended September 30, 2007 management has determined that the Company has realized an impairment of oil & gas properties estimated at $5,648,089 arising from the agreement entered into by the Company as described in note 18.

Summary of the exploration costs are as follows:

	Nine months	Twelve months
	Ended	Ended
	Sept. 30, 2007	December 31, 2006
	$	$
Stock based compensation	-	596,219
Communication	3,134	17,963
Consulting, engineering, geology and contracts	1,160,752	8,316,452
Depreciation	-	-
Mapping and office expenses	18,188	6,366
Registration, licence fees and permits	123,956	50,574
Salaries and wages	40,016	112,259
Staff allowance and accommodations	36,793	62,982
Travel	2,804	14,010
Insurance	52,023	183,276
	1,437,666	9,360,101

7. GOODWILL

On an annual basis and whenever events or circumstances indicate that the carrying value may be impaired, management reviews the carrying value of goodwill. The review is based on the assessment of the investments giving rise to the goodwill and on the estimated undiscounted cash flows expected to be generated from the investments giving rise to the goodwill.

During the three and nine month periods ended September 30, 2007 management has determined that the Company has realized an impairment of goodwill estimated at $497,000 arising from the agreement entered into by the Company as described in note 18.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

8. ADVANCES PAYABLE

a)

Advances payable consist of advances made in January and February 2006 by four unrelated parties totaling $450,000. The advances are due on demand for a term of one year with an interest rate of 4% per annum compounded semi annually. In August 2007 the Company agreed to increase the rate of interest from 4% to 15% compounded semi annually, effective April 2007. At any time after May 31, 2007 the Lenders has the right to demand payment of the principal and any interest outstanding.

b)

A further advance payable totaling $200,000 consists of advances made in October and November 2006 by four unrelated parties. The advances are for a term of 6 months with an interest rate of 15% per annum compounded monthly. At any time after May 31, 2007 the Lender has the right to demand payment of the principal and any interest outstanding.

c)

A further advance payable totaling $900,000 consists of advances made in January 2007 by two unrelated parties and one related party [note 11]. The advances are for a term of 5 months with an interest rate of 15% per annum compounded monthly. At any time after May 31, 2007 the Lender has the right to demand payment of the principal and any interest outstanding.

d)

A further advance payable totaling $156,000 consists of advances made in September 2007 by Invicta Oil & Gas Ltd. The advances are due and payable on demand along with the principal sum, with an annual interest rate calculated daily equal to two percentage points (2%) above the prime rate in effect from time to time by the Royal Bank of Canada. [see note 11 – Related Parties]

As at September 30, 2007 the Company has accrued $194,712 [December 31, 2006 - $16,778] in interest on the advances payable.

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

A summary of the status of the Company’s stock option plan as of September 30, 2007 and changes during the period is presented below:

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

9. COMMON STOCK (cont’d)

Stock Options (cont’d)

		Weighted
	Number of	average
	shares	exercise
		price
	#	$
Outstanding, January 1, 2007	865,000	4.88
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2007	865,000	4.88
Vested or expected to vest	865,000	4.88
Exercisable	865,000	4.88

During the nine month period ended September 30, 2007, the Company recorded total stock-based compensation for directors of $Nil (2006 - $656,986) and for consultants $Nil (2006 - $702,000) related to stock options granted in 2005 and 2004. The estimated fair value of stock options issued during the periods ended December 31, 2005 and 2004 were determined using the Black-Scholes options pricing model using the following weighted average assumptions: annualized volatility of 50% [2004 - 50%], risk free interest rate of 4% [2004 - 3.42%], expected life of 5 years [2004 - 3 years] and a dividend yield of 0% [2004 - 0%]. The resulting weighted-average fair value per option issued during the period ended December 31, 2005 was $3.12 [December 31, 2004 - $4.41] .

Warrants

The following summarizes the stock purchase warrant transactions for the nine months ended September 30, 2007:

Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 1, 2007	4,221,429	4.46
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, September 30, 2007	4,221,429	4.46

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

10. SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

	September 30,	December 31,
	2007	2006
	$	$

Assets
North America (corporate)	132,058	241,769
Papua New Guinea	17,006,476	21,677,502
Total	17,138,534	21,919,271

11. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

During the nine months ended September 30, 2007 the Company incurred consulting fees to two directors and one officer of the Company in the amount of $157,500 [2006 - $90,000].

In January 2007 a director of the Company advanced $ 500,000 for a term of five months with an interest rate of 15% per annum compounded monthly. At any time after May 31, 2007 the director has the right to demand payment of the principal and any interest outstanding at the time.

Following the agreement entered into on July 20, 2007 with Kepis & Pobe Investments Inc. and its assigns [note 1], Ian McKinnon, CEO of Cheetah Oil & Gas Ltd. became a director of Invicta Oil & Gas Ltd. on September 19, 2007. In September 2007 Invicta advanced $156,000 to the Company that is due and payable on demand. [see note 8]

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

					Cumulative
	Nine	Nine	Three	Three	from
	months	months	months	months	January 28,
	Ended	Ended	Ended	Ended	2003 to
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006	2007
	$	$	$	$	$
Cash paid during the period:
Interest	—	1,424	—	—	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	—	—	—	—	1,000,000
Purchase of capital lease assets	—	—	—	—	45,022
Share and warrants issued as share issue costs	—	—	—	—	71,429
Contribution received from a shareholder of
the Company in connection with the
acquisition of Scotia	—	—	—	—	1,817,273
Debt settled for shares	—	—	—	—	357,378
Shares issued for services	—	—	—	—	1,000,000
Oil and gas property costs not paid yet	1,047,447	2,308,308	515,531	679,728	5,021,310

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

As at September 30, 2007 the Company has accrued $77,576 in interest on the Capital Loan payable.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

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

On July 9th, 2007 the Company consented to final judgment in this matter and agreed that beginning on August 31, 2007, it will pay Gryphon and GSSF an amount of $6,667 and $3,333 respectively on the final day of each month towards satisfaction of the agreed upon judgment, such monthly payments to continue for fifteen months until a total of $100,000 is paid to Gryphon and $50,000 to GSSF.

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

September 30, 2007

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

17. OBLIGATIONS UNDER CAPITAL LEASES

During the year ended December 31, 2005 the Company entered into a capital lease. The Company is obligated under the capital lease to future minimum annual lease payments that are due as follows:

$

2007	3,245
2008	12,980
2009	8,653
24,878
Less amount representing interest at 13.75%	2,867
Present value of future minimum lease obligations	22,011
Less current portion	10,764
11,247

18. SUBSEQUENT EVENTS

On July 20, 2007 the Company entered into an agreement with Kepis & Pobe Investments Inc. (“K&P”) and its assigns. Under the terms of the agreement K&P has the right to acquire, through the subscription for shares, a 90% interest in Cheetah Oil & Gas (B.C.) Limited, a wholly owned subsidiary of the Company which through ownership of other subsidiaries, has title to the Company’s Petroleum Prospecting Licences and the Petroleum Retention Licence. The subscription price for these shares is $15,000,000 which will be satisfied by way of a cash payment of

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

September 30, 2007

18. SUBSEQUENT EVENTS (cont’d)

 $7,450,000 and the assignment of the convertible notes (note 4), including interest, legal fees and penalties, in favour of the Company at a value of $7,550,000. K&P has also agreed that on or before December 31, 2008, it will make an additional contribution of capital to Cheetah Oil & Gas (B.C.) Limited of $ 10,000,000. K&P has assigned its rights under this agreement to Invicta Oil and Gas Ltd. (“Invicta”), a company listed on the TSX Venture Exchange. Under the terms of the agreement it is further agreed that upon closing of this transaction, Cheetah will transfer all the warrants currently held by the holder of the convertible notes (the “Holder”) to Kepis & Pobe Investments Inc. with the same terms and conditions that existed when held by the Holder.

The closing of this transaction by Invicta is subject to a number of conditions including regulatory approval, K&P completing a financing of no less than $18,000,000 and the closing of the transaction on or before October 3, 2007.On September 12, 2007 an amendment was made to the Purchase and Sale Agreement dated July 20, 2007. An extension was given to K&P changing the closing of the transaction from October 3, 2007 to November 17, 2007.

On October 7, 2007 the board of directors cancelled all current stock option grants under the Company’s Stock Option Plan.

On October 7, 2007 the board unanimously agreed to grant the members of the board the right to purchase up to 875,000 shares each of the capital stock of the Company at a purchase price of $0.l7 per share for a term of five years.

On October 15, 2007 the Company received a further advance payable of $132,000 from Invicta Oil & Gas Ltd. due and payable on demand with annual interest rate calculated daily equal to two percentage points (2%) above the prime rate in effect from time to time by the Royal Bank of Canada. [note 11]

On October 31, 2007, the Company issued 1,255,510 shares to three of our directors in consideration for services performed pursuant to an agreement entered into on October 13, 2006.

19. COMPARATIVE FIGURES

Certain prior period comparative figures have been reclassified to conform with the financial statement presentation adopted at September 30, 2007.

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

          We currently hold five petroleum prospecting licences and one petroleum retention licence in Papua New Guinea directly and through our majority controlled subsidiary Scotia Petroleum Inc., a subsidiary of Cheetah Oil & Gas Ltd. (“Cheetah BC”), which in total are petroleum prospecting licences in Papua New Guinea covering approximately 8.3 million acres. Our five Petroleum Prospecting Licences are all located along the Northern Coast. We are now evaluating and exploring the oil and gas prospects over approximately 8.3 million acres in our five licence areas in Papua New Guinea.

          On May 23, 2007, we signed a Letter Agreement with Kepis & Pobe Investments Inc. (“Kepis & Pobe”) whereby Kepis & Pobe would, by way of farmin, earn a working interest in our Papua New Guinea petroleum prospecting licences and petroleum retention licence comprising approximately 8.3 million acres.

          The Letter Agreement has been replaced and superceded by a subscription agreement, dated July 20, 2007, pursuant to which Kepis & Pobe (or its assignee) will subscribe for shares in Cheetah BC, our British Columbia subsidiary, representing 90% of the then issued and outstanding shares of Cheetah BC.

          In consideration for their interest in Cheetah BC, Kepis & Pobe will cooperate with our company to settle approximately $15,000,000 in debts owing by our company and Kepis & Pobe (or its assignee) will make an additional contribution of capital to Cheetah BC of $10,000,000 by December 31, 2008.

          The subscription agreement remains subject to various closing conditions, including but not limited to Kepis & Pobe completing a financing of not less than $18,000,000, the completion of satisfactory due diligence and the absence of any material adverse changes prior to closing.

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

          In January and February 2006, we received advances totaling $450,000 for a term of one year due on demand with an interest rate of 4% per annum compounded semi annually. In August 2007 we agreed to increase the rate of interest from 4% to 15% compounded semi annually, effective April 2007.

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

          In the event that we do not close the transaction as described above with Kepis & Pobe Investments Inc. and their assigns, over the next twelve months we intend to use all available funds to expand on the exploration and development of our licences, as follows:

Estimated Funding Required During the Next Twelve Months
Prospect Development & Seismic	$3,000,000	to	$6,000,000
Drilling & Development	Nil	to	Nil
Offering Costs & Expenses	$1,000,000	to	$2,000,000
General Corporate Expenses	$3,000,000	to	$3,000,000
Working Capital	$8,000,000	to	$9,000,000
Total	$15,000,000	to	$20,000,000

          The minimum expenditures noted above will allow us to maintain our licences in good standing and will provide us with sufficient funds to significantly advance the exploration and development of the properties and commence drilling operations. Our focus has been and will continue to be the exploration and development of PPL #246 and PRL #13. As our minimum estimated funding for the next twelve months is expected to be $15,000,000 and our cash on hand as at September 30, 2007 was $106,435 we will be required to raise additional funds by December 31, 2007 in order for our company to execute our business plan. In January 2007, we secured additional financing in the amount of $500,000 from a director of our company and $400,000 from certain shareholders for a term of five months with an interest rate of 15% per annum compounded monthly. At any time after May 31, 2007, the lenders have the right to demand payment of the principal and any interest outstanding at the time. In September 2007 we received from a related party funds totaling $156,000 that are due and payable on demand along with the principal sum, with an annual interest rate calculated daily equal to two percentage points (2%) above the prime rate in effect from time to time by the Royal Bank of Canada. In the event that we are able to raise further funds, we will primarily expend such funds on further prospect development and seismic studies and then to fund further drilling operations. See “Milestones” below for further information.

          As at September 30, 2007, we had $17,426,964 in current liabilities. Our financial statements report a net loss of $1,520,742 for the three month period ended September 30, 2007 compared to a net loss of $506,850 for the three month period ended September 30, 2006. Our losses increased in part as a result of an impairment of oil & gas properties for $566,888, increase in consulting fees for $32,368, increase in salaries and benefits for $45,123, increase in other income for $1,799, decrease in accounting, audit and legal for $68,041, decrease in unrealized gain on warrants for $ 1,127,231, decrease in stock-based compensation for $ 328,493 and a decrease in all other expenses totaling $359,385.

          Our total liabilities as of September 30, 2007 were $17,527,908 as compared to total liabilities of $13,489,420 as at December 31, 2006. The increase was primarily due to an increase of $1,862,990 for interest and $996,229 for penalties and fees relating to the convertible note financing with Macquarie that took place on March 14, 2006 that is currently in default, an increase of $1,056,000 in advance payable, fees of $130,000 for settlement of legal claim, accrued interest of $224,112 relating to the loan advances and the capital loan and a decrease of $1,247,267 related to a deferred tax recovery.

          During the cumulative period from January 28, 2003 to September 30, 2007 we spent $16,670,000 on exploration and acquisition of our oil and gas properties. Of this amount, $4,905,026 was attributable to acquisition costs and $11,764,974 was attributable to exploration costs.

          We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have entered into transactions to raise additional capital through the equity offerings noted above, however there is no assurance that our company will be able to close the transaction as described above with Kepis & Pobe and their assigns and/or raise further equity financing.

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

Purchase of Significant Equipment

          We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending September 30, 2008.

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

          Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual consolidated financial statements for the period ended December 31, 2006, our independent auditors recommended the inclusion of an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

          The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

          There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. Since our cash on hand as at September 30, 2007 was $106,435, we will be required to raise additional funds by December 31, 2007 in order for our company to execute our business plan. If we are not able to obtain the additional financing by December 31, 2007 we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

          Effective January 1, 2007, we adopted the provisions of the FASB Staff Position (“FSB”) on EITF Issue 00-19-2 “Accounting for Registration Payment Arrangements”. This accounting position was adopted on a prospective basis with no restatement of prior period consolidated financial statements. This position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies”. Transition to the FSP will be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of deficit.

          Our company is subject to liquidated damages or cash penalties payable to certain warrant holders if our company cannot register the shares underlying the warrants. Because this registration payment arrangement was entered into prior to the issuance of this accounting position and our company determined that payment of liquidated damages was probable as at January 1, 2007, we reported a transitional adjustment to the balance of deficit accumulated during the exploration stage as at January 1, 2007 in the amount of $150,000, representing the estimated fair value of the liquidated damages as at that date.

          We adopted FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this statement did not have a material effect on our company’s interim unaudited consolidated financial statements.

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

          As at September 30, 2007, we do not have any proved reserves.

          On an ongoing basis management reviews the carrying value of oil and gas properties and considers whether there have been events or circumstances that indicate that the carrying value of the oil and gas properties may not be recoverable. The review is based on the assessment of the licences, our company’s intended use and on the estimated future recoverable value.

Goodwill

          On an ongoing basis management reviews the carrying value of goodwill and considers whether there have been events or circumstances that indicate that the carrying value of the goodwill may not be recoverable. The review is based on the assessment of the investments giving rise to the goodwill and on the estimated undiscounted cash flows expected to be generated from the investments giving rise to the goodwill.

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

          The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. There are liquidated damages or cash penalty payable to the warrant holder if our company cannot register the shares underlying the warrants. We must file the SB-2 to register the warrant shares within 90 days from the closing date and have the SB-2 declared effective within 150 days. If our company fails to file by the 90th day, there is a 1% penalty payable as of that date. Then on the 30th day thereafter there is another 1% penalty, prorated if the default is cured during the 30 day period. If the SB-2 is not declared effective by the 150th day, then on the 30th day after that day there is a 1% penalty and on each 30th day after that another 1% penalty, again prorated. The penalties commence June 14, 2006 at 1% of $5,000,000 and continue at 1% per month for each month thereafter until the Convertible Notes mature in March 2007. At September 30, 2007, we have recorded $1,324,229 in interest and penalties payable for the 1% penalties and late charges that have accrued from June 14, 2006 to September 30, 2007.

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

          Our company has a limited operating history and is considered in the development stage. The success of our company is significantly dependent on a successful drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. There can be no assurance that our business plan will prove successful, and no assurance that we may be able to operate profitably, if at all. Since our cash on hand as at September 30, 2007 was $106,435, we will be required to raise additional funds by December 31, 2007 in order for our company to execute our business plan.

          In their report on our annual consolidated financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraphs regarding their substantial doubt about our ability to continue as a going concern. This was due to the uncertainty of our ability at the time to meet our current operating and capital expenses. Even with the completion of the private placement in May 2005 for gross proceeds of $6,000,000 and in March 2006 we closed on a financing by the issuance of a $5,000,000 senior secured convertible note due March 14, 2007, we will have to raise additional funds to satisfy our estimated minimum cash requirements. We estimate our minimum cash requirements for fiscal year 2007 to be $15,000,000. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow. We are currently in default with respect to the $5,000,000 senior secured convertible note.

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

          There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. We will need funds sufficient to meet our immediate needs and will require further funds to finance the development of our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. Since our cash on hand as at September 30, 2007 was $106,435, we will be required to raise additional funds by December 31, 2007 in order for our company to execute our business plan. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

          Our constating documents authorize the issuance of 500,000,000 shares of common stock and the issuance of up to 100,000 shares of preferred stock, each with a par value of $0.001. In the event that we are required to issue any that additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

          Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

          In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3 - Controls and Procedures

          As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. It should be noted that in the fourth financial quarter of 2006 we appointed a new chief executive officer and chief financial officer. Our chief executive officer and chief financial officer concluded that the internal controls and procedures as implemented by prior Management were inadequate. Since their appointment in October 2006, our chief executive officer and chief financial officer have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes have been implemented to insure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2003. In particular, as part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we have also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we are continuing to implement further improvements to our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On October 31, 2007, we issued 1,255,510 shares to three of our directors in consideration for services performed. We relied on the exemptions from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favor of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.17	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current report on Form 8-K filed on May 31, 2007)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10- KSB filed on April 8, 2005)

(21)	Subsidiaries of the Registrant

21.1	Cheetah Oil and Gas Ltd., a company incorporated pursuant to the laws of British Columbia

Scotia Petroleum Inc., a company incorporated pursuant to the laws of British Columbia

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Ian McKinnon

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Isaac Moss

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

/s/ Ian McKinnon

By: Ian McKinnon, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2007

/s/ Isaac Moss
By: Isaac Moss
(Principal Financial Officer)

Dated: November14, 2007