Form 10KSB
period 2007-12-31
CHEETAH OIL & GAS LTD.
filed 2008-05-15
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-26907

CHEETAH OIL & GAS LTD.
(Name of small business issuer in its charter)

Nevada	93-1118938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Victoria Road
Nanaimo, British Columbia Canada	V9R 4N9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 250.714.1101

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one): Yes [   ]   No [X]

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
Yes [   ]   No [X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average id and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

33,110,963 common shares @ .07 (1) = $2,317,767

(1) Average of bid and ask closing prices on May 8, 2008.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

38,311,749 common shares issued and outstanding as of May 8, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ];   No [X].

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

General Overview

We are a Nevada corporation incorporated on May 5, 1992. We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea through our ten percent equity interest in Cheetah Oil & Gas B.C. Ltd. (“Cheetah BC”). We were previously intending to enter into the businesses of a technology venture finance company to organize, capitalize, acquire and finance technology companies, and subsequent to that attempted to acquire certain resource leases in the Raton Basin. Due to the inability to run these businesses with a profit, the default on the obligations of certain parties and the difficulty in attracting additional capital on terms favourable to existing shareholders, our previous management ceased operation of all prior businesses in 2002.

We currently hold a ten percent equity interest in Cheetah BC. Cheetah BC currently holds five petroleum prospecting licenses and one petroleum retention licence in Papua New Guinea covering approximately 8.3 million acres. PRL 13, PPL 246 and PPL 250 are located in South-Central of Papua New Guinea and PPL 245, PPL 249 and PPL 252 are located along the Northern Coast.

Corporate History

We were incorporated under the laws of the State of Nevada on May 5, 1992 under the name “Bio-American Capital Corporation”.

On March 5, 2004 we acquired all of the issued and outstanding shares of Cheetah BC, a private British Columbia company, in exchange for 25,000,000 shares of our common stock. Therefore, for accounting purposes, Cheetah BC was deemed to have acquired Bio-American Capital Corporation.

Bio-American Capital Corporation changed its name to “Cheetah Oil & Gas Ltd.” (“Cheetah”) by a Certificate of Amendment filed on May 25, 2004 with the Nevada Secretary of State. Immediately prior to the Cheetah acquisition we had 62 shareholders of record.

On April 24, 2007, we increased the authorized number of shares of our common stock from 50,000,000 shares to 500,000,000 shares, par value of $0.001 per share and altered our authorized share capital to authorize the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share, for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the preferred shares.

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

Our Business Prior to the dilution of the 90% Equity Interest in Cheetah BC.

On March 5, 2004, we entered into an acquisition agreement with Georgina Martin, the sole shareholder of Cheetah BC a British Columbia company, for the acquisition of all the outstanding equity securities of Cheetah BC, being 100 shares of common stock, in exchange for 25,000,000 shares of our common stock. As a result of this transaction, Cheetah BC became our wholly owned subsidiary. The principal assets of Cheetah BC were three petroleum prospecting licenses: PPL #249, PPL #250 and PPL #252 issued by the Minister of Petroleum and Energy for Papua New Guinea. The licences required Cheetah to engage in exploratory and developmental activities by certain dates as specified in the respective licenses, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities. PPL #249 covers a total of 1,501,050 acres, PPL #250 covers a total of 2,001,400 acres and PPL #252 covers a total of 1,841,288 acres.

On June 24, 2004, our former wholly owned subsidiary Cheetah BC entered into an acquisition agreement with the controlling shareholders of Scotia Petroleum Inc. (“Scotia”) to acquire 31,518,829 Scotia common shares or an 85.14% controlling interest (of a total of 37,018,829 Scotia shares issued and outstanding). As consideration, we paid the sum of $301,887 US dollars to the selling Scotia shareholders. In addition, one of our shareholders (who was not an affiliate of our company) who was also a Scotia shareholder contributed 256,315 shares of restricted stock of our company valued at $1,817,273 to the other Scotia shareholders. The share value of $7.09 was based on the average market price of our company’s common stock over the five-day period before and after May 13, 2004, the date of agreement to purchase our company. Cheetah BC has also acquired an option to purchase an additional 13.51%, or 5,000,000 shares, of the issued shares of Scotia for a period of two years for $1,000,000. On March 10, 2005 we exercised our option to acquire the additional Scotia shares, and as consideration for which we issued 142,000 restricted shares of common stock on March 17, 2005 of our company at $7.04 per share. The share value of $7.04 was based on the average market price of our company’s common stock over the five-day period before and after March 10, 2005. As a result, Scotia became a majority controlled subsidiary as Cheetah BC held 98.65% of the issued and outstanding shares of Scotia. As a consequence of the dilution of the Company’s 90% interest by virtue of the dilution of our 90% equity interest of Cheetah BC to Invicta Oil & Gas Ltd. (“Invicta”) in November 2007, Scotia ceased to remain a majority controlled subsidiary.

The principal assets of Scotia are two Petroleum Prospecting Licenses (PPL) - PPL #245 and PPL #246 - issued by the Minister of Petroleum Energy for Papua New Guinea. The licenses require Scotia to engage in exploratory and developmental activities by certain dates, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities. Scotia will be required to expend certain minimum amounts in respect of the licences.

During the month of June 2004, Garth Braun our former chief executive officer visited Papua New Guinea and began a detailed review of the assets of Scotia’s licences 245 and 246. Mr. Braun carried out a visual inspection of the licences with our Company’s chief geologist and a review of historical data on the licences.

From his review he determined that both licenses had significant potential and PPL #246 offered significant opportunity to Cheetah. Mr. Braun learned the following from his visit to Papua New Guinea in June of 2004:

1.	PPL # 246 was adjacent to existing infrastructure, being the oil pipeline to the Kumul Terminal and the proposed Natural Gas Pipeline to Australia;

2.	On review of the historical drilling activity on the license three wells had been drilled in the north east section of the licence;

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

In addition to the foregoing investigations and findings, subsequent to Cheetah acquiring Scotia, Mr. Braun hired, Tayfun Babadagli, PhD to prepare a reservoir study on the Kuru structure. The results of the study were received during November 2004. Under PPL #246 Cheetah then applied for a petroleum retention licence (PRL) on the Kuru structure on November 12, 2004 and was granted PRL #13 on January 27, 2005, covering 40,000 acres. PRL #13 is the only PRL that we have been granted to date.

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

Based on the reports received and the granting of PRL #13, it became clear to management that PPL #246 and PRL #13 was representative of a significant asset to our Company. As Cheetah did raise further capital in the spring of 2005, a greater percentage ownership of Scotia would further assist in the valuation of Cheetah. In addition it became clear that PPL #246 was becoming the cornerstone of Cheetah’s licence portfolio and management determined it to be in the best interest of our Company to acquire the interest to ensure that there would not be any potential disputes in the future as to the right to acquire the interest.

PPL #245 covers a total of 2,501,750 acres and is located along the Northern coast of Papua New Guinea, adjacent to Cheetah’s existing PPL #249. It straddles both the East and West Sepik sub-basins. Preliminary evaluation by our former President and our Chief Geologist indicated both oil and gas seeps in parts of PPL #245. The oil and gas seeps were identified by our former President and our Chief Geologist when they visited PPL#245 in June of 2004. Their physical inspection identified two locations with visible seeps in the Foruk and Matapan locations. Seeps are areas where the hydrocarbons are reaching the surface and "seeping" out of the ground. PPL #245 was originally issued on September 17, 2003 and will remain valid until September 17, 2009 subject to minimum work expenditures and accomplishments being made. The minimum forecasted expenditures to retain this licence in good standing for the 6 year period will be $18,900,000 should the further development of PPL #245 be warranted as our exploration program proceeds.

PPL #246 covers 540,378 acres located in the south-central region of Papua New Guinea, located south of Cheetah’s existing PPL #250. The property is within the Papuan Basin. The western part of PPL #246 is rated to be prospective with potential for petroleum systems. Based upon our review of all available data, we believe that there is potential for gas accumulations in the western part of PPL #246, as also stated in the report of 3D-GEO Inc. PPL #246 was originally issued on October 15, 2003 and will remain valid until October 15, 2009 subject to minimum work expenditures and accomplishments being made. The minimum forecasted expenditures to retain this licence in good standing for the 6 year period will be $19,900,000 should the further development of PPL #246 be warranted as our exploration program proceeds.

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

As a result of the above acquisitions, we held five petroleum prospecting licences in Papua New Guinea directly and through our former majority controlled subsidiary, Scotia, which in total are petroleum prospecting licences in Papua New Guinea covering approximately 8.3 million acres. PRL 13, PPL 246 and PPL 250 are located in South-Central of Papua New Guinea and PPL 245, PPL 249 and PPL 252 are located along the Northern Coast. We evaluated and explored some of our oil and gas prospects over approximately 8.3 million acres in our five licence areas in Papua New Guinea. Our consultants produced an evaluation based on available existing survey and seismic data from historical operations on the licences. In addition, we have gathered extensive information from the reports that we have commissioned on the licences and have reviewed information and valuations regarding competitors who have acquired similar licences in the region.

Our Business Subsequent to the Dilution of 90% Equity Interest in Cheetah BC

On July 20, 2007 the Company entered into a Share Subscription Agreement (the “Agreement”) with Kepis & Pobe Investments Inc. (“K&P”) and its assigns. Under the terms of the agreement K&P had the right to acquire, through the subscription for shares, a 90% interest in Cheetah BC, a wholly owned subsidiary of the Company which through ownership of other subsidiaries has title to the Company’s Petroleum Prospecting Licences and the Petroleum Retention Licence. The subscription price for these shares would be approximately $15,000,000 of which a maximum of $6,600,000 would be advanced to the Company to retire its debts plus the assignment of the Convertible Notes held by Macquarie Holdings (USA) Inc. (“Macquarie”), including interest, fees and penalties, in favor of the Company at an agreed value of $7,550,000. K&P also agreed that on or before December 31, 2008, it will make an additional contribution of capital to Cheetah BC of $10,000,000. K&P assigned its rights under this agreement to Invicta Oil and Gas Ltd. (“Invicta”), a company listed on the TSX Venture Exchange. Under the terms of the Agreement it was further agreed that upon closing of the transaction, the Company would transfer all of the warrants, that were held by Macquarie, to K&P with the same terms and conditions that existed when held by Macquarie.

On September 27, 2007 the Company entered into an amendment to the Agreement, extending the closing of the Agreement from October 2, 2007 to November 30, 2007 and adding a price adjustment mechanism linked to increases in the consolidated liabilities of Cheetah BC.

The price adjustment mechanism adjusted the $15,000,000 consideration Invicta was required to pay to the Company by decreasing such amount by the increase in the consolidated liabilities of Cheetah BC from June 30, 2007 to the closing date. As at the closing date of the transaction, Cheetah BC’s consolidated liabilities was approximately $850,000 higher than on June 30, 2007. Therefore, the final consideration to be received by the Company totaled $13,691,278, allocated between the cancellation of the Convertible Notes ($7,550,000) and settlement of the other liabilities owing to creditors of the Company ($6,141,278).

In addition to the above, a unanimous shareholders agreement was entered into between the Company, Invicta and Cheetah BC whereby the parties agreed to the following:

1.	The cancellation of any debt due from Cheetah BC to the Company, after the settlement of the Company’s debts totaling $13,691,278.

2.	Invicta agrees to contribute $10,000,000 to Cheetah BC as a contribution of capital on or before December 31, 2008.

3.

Proportionate contributions to the joint oil and gas exploration program of 90% on the part of Invicta and 10% on the part of the Company, subsequent to the contribution commitment described in clause (2).

4.

Once Invicta has fulfilled the contribution commitment described in clause (2), if the Company fails to contribute all or any portion of its proportionate contribution within 30 days of receiving a funding request, and provided that Invicta has fulfilled its contribution obligation with respect to such funding request, then Invicta may pay all of the Company’s contribution deficiency. Any amount advanced by Invicta on behalf of the Company shall bear interest at a rate of 18% per annum, calculated annually on the anniversary date of such advance. The principal amount of such loan advance and all accrued interest payable thereon shall become due and payable in-full on the earlier of the third anniversary of such an advance and the date, if any upon which the Company disposes of any of its shares of Cheetah BC.

As a result of the Company’s dilution of 90% ownership in Cheetah BC on November 30, 2007, the Company ceased to consolidate the financial position, results of operations and changes in cash flows of Cheetah BC and subsidiary companies as at that date. In addition, the Company did not exercise any significant influence over Cheetah BC as a result of its residual 10% ownership interest. The carrying value of the Company’s remaining investment in Cheetah BC ($1,521,329) was calculated at 10% of the carrying value of the net assets of Cheetah BC and subsidiary companies immediately before the dilution under the equity method of accounting for business combinations.

As a result of the transaction entered into by the Company, the Company was able to satisfy the Convertible Notes, including all interest, fees and penalties at a cost of $7,550,000 resulting in a gain on settlement of debt in the amount of $1,543,584 and retire other liabilities owing to unsecured creditors at a cost of $6,141,278 resulting in a gain on settlement of debt in the amount of $917,486.

Cheetah BC has an office in Papua New Guinea which houses administrative and technical persons to carry on the exploration activities and to further liaise with Papua New Guinea Government Officials and other oil and gas industry participants. Our central management is carried on in British Columbia, Canada. As a result, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a consequence, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

We have not discovered any oil or gas reserves on the properties over which we hold our licences nor have we generated any revenue from operations.

Cheetah BC will be required to expend certain minimum amounts in respect of its licences. Under the terms of the agreement, to maintain our 10% equity interest in Cheetah BC, we will be required to proportionately contribute, according to our shareholdings in Cheetah BC, any capital required by Cheetah BC. As such, we will have to raise substantial additional capital. The failure by us to contribute the required capital at the times needed to continue to maintain our 10% interest in these licences, and the ability to modify the agreements or extend the time periods, could result in their termination and the loss of their benefits to us.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas licences, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in Papua New Guinea and the presence of these competitors could adversely affect our ability to acquire additional licences. Specifically, Interoil Corp. (Amex: IOC) has a substantial number of licences in Papua New Guinea as well and so is a direct competitor in the region.

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

The PPL and PRL assets underlying our residual 10% investment in Cheetah BC are subject to various federal and local governmental regulations of Papua New Guinea. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal and local laws and regulations relating primarily to the protection of human health and the environment. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and it is difficult to predict the ultimate cost of compliance with these requirements or their effect on our interests.

The licences in which we hold a 10% interest through the residual investment in Cheetah BC are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right.

Employees

Our directors and officers conduct the day-to-day operations of our company. We have no employees.

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

Risks Related to our Business

We have yet to attain profitable operations and because we will need to secure additional financing to maintain our 10% equity interest in Cheetah B.C., there is substantial doubt about our ability to continue as a going concern.

Our company has a limited operating history and is considered in the exploration stage. The success of our company is significantly dependent on a successful drilling, completion and production program by our partner Invicta. Our company’s investment will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. There can be no assurance that our business plan will prove successful, and no assurance that we may be able to operate profitably, if at all.

In their report on our annual financial statements for the year ended December 31, 2007, our independent auditors included explanatory paragraphs regarding their substantial doubts about our ability to continue as a going concern. This was due to the significant uncertainty regarding our ability to meet our current operating and capital expenses. Notwithstanding the completion of the dilution of the Company 90% interest in Cheetah BC with Invicta on November 30, 2007, our company will require a minimum of $500,000 to fund estimated working capital for the calendar year 2008. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to fund operations.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. Our partner is engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. The properties in which we have a 10% equity interest through our residual investment in Cheetah BC are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not received any revenues nor have we realized a profit from our interests to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to maintain our 10% equity interest in these operations. Should the Company be unsuccessful in obtaining further debt or equity financing in the near future, it may have to sell off its remaining 10% equity interest in Cheetah BC. The outcome of these matters cannot be predicted at this time.

All or a portion of our interest in our properties may be lost if we are unable to obtain significant additional financing, as we are required to make significant contributions towards expenditures on the exploration and development of our properties.

Our ability to fund our portion of exploration and, if warranted, development expenditures on the properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, our interest in these properties may be lost in part or entirely. We have limited financial resources and no material cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

We anticipate that we may need to obtain additional bank financing or sell additional debt or equity securities in future public or private offerings. There can be no assurance that additional funding will be available to us to fulfill our obligations under the agreement with Invicta. There can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favourable.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed upon terms and conditions acceptable to the company could have a materially adverse effect upon our company. We will need funds sufficient to meet our operating expenses and will require further funds to maintain our 10% equity interest in Cheetah B.C. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

The decisions regarding the development and exploration of our only asset, the properties held by Cheetah BC is dependent upon the management of Invicta, our partner, and thus beyond our control.

Since we only hold a 10% equity interest in Cheetah BC we are not able to make any decisions regarding the development and exploration of the properties held by Cheetah BC (the "Properties"). All development and exploration decisions in relation to the Properties will be made by Invicta.

Substantial funds will be required to decide whether the properties in which we have interests contain commercial oil and gas deposits and whether they should be brought into production. If sufficient funds cannot be secured the potential on these properties may never be realized.

Substantial funds will be required to determine whether the properties in which we hold a 10% equity interest contain commercial oil and gas deposits and should be brought into production. This decision will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies, and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control.

The properties in which we hold an interest may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title searches, and are subject to a governmental right of participation, resulting in a possible claim against any future revenues generated by such properties.

We believe our interests and that of our partners in the licences are valid and enforceable given that they have been granted directly by the government of Papua New Guinea, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect. However, these licenses do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research. Further, the properties are subject to a 22.5% back-in participation right in favour of the government, which the government may exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back–in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. If these interests are challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

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

The loss of any of our key management personnel w would have an adverse impact on future development and could impair our ability to succeed.

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including Georgina Martin, Isaac Moss and Ian McKinnon who are also our directors and officers. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

As our properties in which we have a 10% equity interest are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

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

Oil and gas operations in Papua New Guinea are subject to federal and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations in Papua New Guinea are also subject to federal and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal or local authorities will not be changed or that any such changes would not have material adverse effects on our interests. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, our interests may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons.

Compliance with these laws and regulations has not had a material effect on our interests or financial condition to date. Specifically, our interests are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labour disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. Our interests may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Our constating documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001 and 100,000,000 shares of preferred stock, each with a par value of $0.001. The amendment to our corporation’s Articles to increase our authorized share capital and authorize the preferred shares does not have any immediate effect on the rights of existing shareholders. However, our board of directors will have the authority to issue authorized common stock and the preferred shares without requiring future shareholders approval of such issuances, except as may be required by applicable law or exchange regulations. To the extent that additional authorized common shares are issued in the future, they will decrease the existing shareholders’ percentage equity ownership and, depending upon the price at which they are issued, could be dilutive to the existing shareholders.

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

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 2.           Description of Property.

In North America we operate from our offices at 17 Victoria Road, Nanaimo, British Columbia, Canada V9R 4N9. We currently have a 10% equity interest in Cheetah Oil and Gas (B.C.) Ltd. which holds five petroleum prospecting licenses in Papua New Guinea. These prospecting licenses cover approximately 8.3 million acres in Papua New Guinea. PRL 13, PPL 246 and PPL 250 are located in South-Central of Papua New Guinea and PPL 245, PPL 249 and PPL 252 are located along the Northern Coast.

Item 3.           Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

On January 30, 2008, at a reconvened extraordinary meeting of Scotia, the majority shareholder of Scotia approved the sale of all the issued and outstanding shares of Scotia to Cheetah PNG. As the sale constitutes a sale of all of Scotia’s property, Section 238 of the Business Corporations Act of British Columbia grants each of Scotia’s shareholders a right of dissent with respect to the sale. Four minority shareholders of Scotia dissented with respect to the sale and filed a claim. Under the terms of the Agreement that the Company entered into, the Company is liable for settlement of any dissenting shareholder claims arising out of the sale of Scotia to Cheetah PNG. In March 2008, the Company submitted a proposal to four dissenting minority shareholders in which it proposed to transfer an aggregate of 750,000 common stock in the capital of the Company in full and final settlement of the dissenting minority shareholders’ claim.

Item 4.           Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
March 31, 2008	$0.17	$0.06
December 31, 2007	$0.45	$0.08
September 30, 2007	$0.30	$0.16
June 30, 2007	$0.51	$0.23
March 31, 2007	$0.51	$0.15
December 31, 2006	$0.78	$0.32
September 30, 2006	$2.78	$0.35
June 30, 2006	$3.55	$2.11
March 31, 2006	$4.49	$2.45

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Standard Registrar and Transfer Company, Inc. 12528 South 1840 East Draper, Utah 84020 (Telephone: 801.571.8844; Facsimile: 801.571.2551) is the registrar and transfer agent for our common shares. On March 31, 2008, the shareholders' list of our common shares showed 182 registered shareholders and 38,211,749 shares outstanding.

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

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

Awards under our 2005 Stock Option Plan will vest as determined by our Board of Directors and as established in stock option agreements to be entered into between our company and each participant receiving an award. Options granted under the 2005 Stock Option Plan will have a term of 5 years from the date of grant but are subject to earlier termination in the event of death, disability or the termination of the employment or consulting relationship. During the year ended December 31, 2007, no options granted under the 2005 stock option plan vested.

On October 7, 2007, our board of directors cancelled all current stock option grants under our 2005 Stock Option Plan.

Recent Sales of Unregistered Securities

On October 7th, 2007, our Company’s board of directors cancelled all prior stock option grants and approved the grant of 875,000 stock options at a purchase price of $0.15 per share to Georgina Martin, Isaac Moss, Dean Swanberg and Ian McKinnon. On December 31, 2007 the Company agreed that it would appoint an additional independent director as a consequence of which it was resolved that the grant of stock options as of October 7, 2007, be cancelled.

On October 31, 2007, the Company issued 1,255,510 shares of our common stock to three of our directors and officers pursuant to the terms of their respective Director arrangements with our Company. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 7, 2007 the Company entered into agreements to issue 1,196,749 common stock to settle the accrued interest payable on advances payable and long –term debt totaling $323,123. As at December 31, 2007 the common stock had not been issued.

On January 14, 2008 we approved the issuance of shares in lieu of interest to the following individuals who made loans to our Company.

NAME	INTEREST OWING	SHARES TO BE ISSUED
Zander Investments	$89,648	332,030
Gladys Jenks	$23,290	86,260
Kathy Gray	$23,290	86,260
C.A.B. Financial	$ 7,910	29,292
Lasiocarpa Portfolio	$23,290	86,260
658111 B.C. Ltd.	$23,290	86,260
Dean Swanberg	$74,725	276,758
Sylvan Swanberg	$37,362	138,379
Gerald Hartwig	$20,318	75,250

On March 12, 2008, we agreed to issue 100,000 shares of our common stock to Invicta as consideration for providing loans to our Company. Each share will be issuable at a deemed price of $0.08 per share. The shares will be issued pursuant to Regulation S promulgated with the United States Securities Act of 1933 as amended, as Invicta is not a “U.S. Person” as defined under Regulation S.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas. We currently hold a 10% equity interest in Cheetah BC, an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea.

Our Company has a limited operating history and is considered in the development stage. The success of our Company is significantly dependent on a successful drilling, completion and production program by our partner Invicta.

In order to maintain our 10% equity interest in Cheetah BC, we anticipate that we will require a minimum of $500,000 to fund estimated working capital for the next 12 months. To this end, we entered into an agreement with Invicta on the 17th of April whereby Invicta has agreed to advance by way of a loan up to $500,000 to fund our estimated working capital requirements for the next 12 months. The loan carries an annual interest rate of 8% and is secured against our 10% equity interest in Cheetah BC. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional funds. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

For the next 12 months Cheetah BC plans to continue to explore for petroleum and natural gas in the country of Papua New Guinea. Cheetah BC holds five petroleum prospecting licences in Papua New Guinea which cover approximately 8.3 million acres.

The licences held require that Cheetah BC engage in drilling operations by certain dates, which will involve obtaining seismic data, drilling exploratory wells, drilling appraisal wells and conducting related activities. These licences have an initial term of six years and will remain valid until the expiry date (between September 17, 2009 and April 8, 2010) subject to minimum accomplishments being made.

Our net cash provided by financing activities during the year ended December 31, 2007 was $1,285,397~~.~~

As at December 31, 2007, we had $2,473,332 in current liabilities. Our financial statements report a net loss of $14,085,365 for the cumulative period from January 28, 2003 to December 31, 2007 compared to a net loss of $6,373,779 for the period from January 28, 2003 to December 31, 2006. Our losses increased in part as a result of an overall increase in all expense categories during the twelve month period ended December 31, 2007 as compared to the twelve month period ended December 31, 2006.

Our total liabilities as of December 31, 2007 were $2,473,332, as compared to total liabilities of $13,489,420 as at December 31, 2006. The decrease was primarily due to the debt settlement agreement withy Invicta.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2008.

Employees

Apart from our directors and officers we have no employees.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $7,711,586 for the year ended December 31, 2007 [2006 - $3,592,444 and 2005 - $2,176,154] and at December 31, 2007 had a deficit accumulated during the exploration stage of $14,235,365 [2006 – $6,373,779]. The Company has not generated any revenue, has a substantial accumulated deficit and negative working capital of $205,682 as at December 31, 2007. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. Should the Company be unsuccessful in obtaining further debt or equity financing in the near future, it may have to sell off its remaining 10% equity interest in Cheetah BC. The outcome of these matters cannot be predicted at this time.

Subsequent to December 31, 2007, the Company received loan advances of $50,000 from certain shareholders to provide working capital to enable the Company to meet its current operating obligations. The funds were paid back to the shareholders when the Company entered into a demand loan agreement with Invicta whereby Invicta agreed to advance the Company up to $500,000.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In September 2007 management determined that the Company realized an impairment of goodwill estimated at $497,000 arising from the July 20, 2007 agreement with K&P entered into by the Company.

Stock Based Compensation

The Company accounts for it stock options in accordance with FAS 123 (R) – Share Based Payments, and related interpretations in accounting for stock-based compensation awards to employees, directors and non-employees. In accordance with FAS 123 (R) – Share Based Payments, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital. If the stock options are exercised, the proceeds are credited to share capital.

Changes in Accounting Policies

In June 2006, the Financial Accounting Standards Board (“the FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109 (“FIN 48”), which clarified the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more-likely-than-not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The Company adopted FIN 48 on January 1, 2007. The cumulative effect of the adoption of FIN 48 had no impact.

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

At January 1, 2007 the Company was subject to liquidated damages or cash penalties payable to certain warrant holders if the Company could not register the shares underlying the warrants. Because this registration payment arrangement was entered into prior to the issuance of this accounting position and the Company determined that payment of liquidated damages was probable as at January 1, 2007, the Company reported a transitional adjustment to the balance of deficit accumulated during the exploration stage as at January 1, 2007 in the amount of $150,000, representing the estimated fair value of the liquidated damages as at that date.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise substantial doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $14,235,365 since inception through December 31, 2007.

Item 7.           Financial Statements.

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm dated <>, 2008

Balance Sheets as at December 31, 2007 and Consolidated December 31, 2006

Consolidated Statements of Operations from January 28, 2003 (inception) to December 31, 2006 and Statement of Operations from January 1, 2007 to December 31, 2007.

Consolidated Statements of Cash Flows from January 28, 2003 (inception) to December 31, 2006 and Statements of Cash Flows from January 1, 2007 to December 31, 2007

Consolidated Statements of Stockholders’ Equity for period from January 28, 2003 (inception) to December 31, 2006 and Statements of Stockholders’ Equity from January 1, 2007 to December 31, 2007.

Notes to the Consolidated Financial Statements

Financial Statements

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)
December 31, 2007 & 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cheetah Oil & Gas Ltd.
(formerly Bio-American Capital Corporation)
(An exploration stage enterprise)

We have audited the accompanying balance sheets of Cheetah Oil & Gas Ltd. (formerly Bio-American Capital Corporation) (the “Company”) (an exploration stage enterprise) as at December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 and for the cumulative period from January 28, 2003 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as at January 31, 2004 and the period from January 28, 2003 (inception) to January 31, 2004 were audited by other auditors whose report dated March 18, 2005 expressed an unqualified opinion on those statements. The financial statements for the period January 28, 2003 (inception) through January 31, 2004 include total revenues and net loss of $0 and $812 respectively. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period January 28, 2003 (inception) through December 31, 2007, insofar as it relates to amounts for prior periods through January 31, 2004, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cheetah Oil & Gas Ltd. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 and for the cumulative period from January 28, 2003 to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues from operations, has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2007 and 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,	/s/ Ernst & Young LLP
April 14, 2008.	Chartered Accountants

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

BALANCE SHEETS
(expressed in U.S. dollars)
[Basis of Presentation and Going Concern Uncertainty – See Note 2]

As at December 31
	2007	2006
	$	$
ASSETS
Current Assets
Cash and cash equivalents	7,861	82,688
Receivables [note 6]	2,259,343	16,063
Deferred financing costs [note 4]	-	50,147
Prepaids and deposits	446	75,734
Total Current Assets	2,267,650	224,632

Investment in Cheetah Oil & Gas (B.C.) Ltd. [note 5]	1,521,329	-
Refundable deposits for petroleum prospecting licences	-	227,092
Equipment [note 8]	2,614	90,124
Oil and gas properties, unproven [note 9]	-	20,880,423
Goodwill [note 10]	-	497,000
Total Assets	3,791,593	21,919,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities [note 6 & 20]	2,457,332	5,136,858
Interest and penalties payable	-	517,342
Advances payable [note 11]	-	650,000
Convertible notes payable [note 4]	-	4,986,456
Fair value of warrants [note 4]	16,000	81,041
Current portion of capital lease obligations	-	9,778
Total Current Liabilities	2,473,332	11,381,475

Long term portion of capital lease obligations	-	19,584
Long term debt – Capital Loan [note 15]	-	781,397
Deferred income taxes [note 19]	-	1,304,267
Non-controlling interest	-	2,697
Total Liabilities	2,473,332	13,489,420

Contingencies [note 17]

Stockholders’ equity
Common stock [note 12]
Common stock, $0.001 par value, authorized 500,000,000 shares
(2006 – 50,000,000 shares) issued and outstanding: 37,934,991
shares (2006 - 36,679,481 shares)	37,935	36,680
Additional paid in capital [note 12]	15,192,568	14,766,950
Shares to be issued [notes 11, 12 and 16]	323,123	-
Deficit accumulated during the exploration stage	(14,235,365)	(6,373,779)
Total Stockholders’ Equity	1,318,261	8,429,851
Total Liabilities and Stockholders’ Equity	3,791,593	21,919,271

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
[Basis of Presentation and Going Concern Uncertainty – See Note 2]

	Twelve months	Twelve months	Twelve months	Cumulative from
	ended December	ended December	ended December	January 28, 2003 to
	31, 2007	31, 2006	31, 2005	December 31, 2007
	$	$	$	$

General and administrative expenses
Liquidated damages fees [note 4]	881,246	500,333	188,000	1,719,579
Accounting, audit and legal	453,712	482,735	225,291	1,285,211
Amortization of deferred charges [note 4]	50,147	414,180	-	464,327
Depreciation	18,708	26,803	23,393	78,550
Interest [note 4]	2,662,385	528,495	1,652	3,192,532
Interest – long-term debt	58,252	31,397	-	89,649
Application fees and permits	2,255	3,355	2,143	55,051
Accretion of debt discount on convertible notes [note 4]	13,544	2,286,456	-	2,300,000
Directors’ fees [note 14]	426,873	-	-	426,873
Consulting fees [note 14]	352,642	266,030	221,634	875,348
Office and miscellaneous [note 17 and 20]	95,169	30,527	69,505	224,357
Investor relations and shareholder information	25,165	81,386	161,969	378,568
Insurance	(3,403)	125,770	58,501	180,868
Rental and communication	73,940	100,797	77,135	292,760
Salaries and benefits	61,787	39,575	23,952	141,031
Travel	137,852	109,297	226,667	534,664
Stock-based compensation	-	988,476	896,114	1,906,655
	5,310,274	6,015,612	2,175,956	14,146,023

Loss before other gains (losses) and other income	(5,310,274)	(6,015,612)	(2,175,956)	(14,146,023)
Impairment of oil & gas properties [note 9]	(5,648,089)	-	-	(5,648,089)
Impairment of Goodwill [note 10]	(497,000)	-	-	(497,000)
Foreign exchange gain (loss)	(93,084)	36,745	(105,310)	(272,649)
Gain on settlement of debt [note 7]	2,461,070	-	-	2,461,070
Unrealized gains on warrants [note 4]	65,041	2,218,959	-	2,284,000
Other income [note 8]	6,483	14,464	55,112	76,059
Loss before income taxes	(9,015,853)	(3,745,444)	(2,226,154)	(15,742,632)
Income taxes recovery – deferred [note 19]	(1,304,267)	(153,000)	(50,000)	(1,507,267)
Net loss and comprehensive loss for the year	(7,711,586)	(3,592,444)	(2,176,154)	(14,235,365)

Loss per share - basic and diluted	(.21)	(0.10)	(0.06)

Weighted average number of common stock outstanding
– basic and diluted	36,889,306	36,679,481	36,065,122

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
[Basis of Presentation and Going Concern Uncertainty – See Note 2]

	Year ended	Year ended	Year ended	Cumulative from
	December 31,	December 31,	December 31,	January 28, 2003 to
	2007	2006	2005	December 31, 2007
	$	$	$	$
Net loss for the year	(7,711,586)	(3,592,444)	(2,176,154)	(14,085,365)
Items not involving cash
Amortization of deferred charges	50,147	414,180	-	464,327
Depreciation	18,708	26,803	23,393	78,550
Gain on settlement of debt	(2,461,070)	-	-	(2,461,070)
Unrealized gains on warrants	(65,041)	(2,218,959)	-	(2,284,000)
Foreign exchange	-	19,267	52,000	182,267
Deferred income taxes	(1,304,267)	(153,000)	(50,000)	(1,507,267)
Non-cash directors’ fees	426,873	-	-	426,873
Stock-based compensation	-	988,476	896,114	1,906,654
Gain on disposal of equipment	(4,000)	(4,311)	-	(8,311)
Accretion of debt discount on convertible notes	13,544	2,286,456	-	2,300,000
Impairment of oil & gas properties	5,648,089	-	-	5,648,089
Impairment of goodwill	497,000	-	-	497,000
Change in other assets and liabilities (net of effect of
acquisition of subsidiaries):
Prepaids and deposits	59,492	87,187	(151,915)	210,209
Accounts receivable	(16,994)	118,758	(134,821)	(33,057)
Long term deposits	-	4,290	(4,290)	-
Refundable licences deposits	(13,993)	(23,029)	(41,520)	(111,941)
Accounts payable and accrued liabilities	1,313,304	1,291,971	1,286,640	3,942,607
Interest & penalties payable	2,547,205	-	-	2,547,205
Net cash used in operating activities	(1,002,589)	(754,355)	(300,553)	(2,287,230)

FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance
costs	-	-	5,922,500	5,922,500
Proceeds on exercise of warrants	-	-	-	416,000
Proceeds from convertible note financing	-	5,000,000	-	5,000,000
Net issuance costs paid relating to note financing	-	(464,328)	-	(464,328)
Proceeds from capital loan	-	750,000	-	750,000
Subscriptions received	-	-	-	750,288
Repayment of capital lease	(8,021)	(6,927)	(8,733)	(23,681)
Repayment of advances payable to related parties	-	(1,174)	-	(1,174)
Advances payable	1,289,043	650,000	(69,297)	1,999,864
Net cash from financing activities	1,281,022	5,927,571	5,844,470	14,349,469

INVESTING ACTIVITIES
Purchase of equipment	(6,630)	(3,766)	(14,306)	(125,400)
Proceeds on disposal of equipment	8,318	17,415	-	25,733
Cash investment in Cheetah B.C.	(8,715)	-	-	(8,715)
Oil and gas properties	(346,233)	(5,735,763)	(5,049,101)	(11,644,292)
Cash paid in connection with acquisition of Scotia, net of
cash received	-	-	-	(301,780)
Net cash used in investing activities	(353,260)	(5,722,114)	(5,063,407)	(12,054,454)

Increase (Decrease) in cash and cash equivalents	(74,827)	(548,898)	480,510	7,785
Cash and cash equivalents, beginning of year	82,688	631,586	151,076	76
Cash and cash equivalents, end of year	7,861	82,688	631,586	7,861

See supplemental disclosure of cash flow information [note 15]
See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (cont’d.)
(expressed in U.S. dollars)

					Deficit
					accumulated
			Additional		during	Total stock-
			paid in	Shares to be	exploration	holders’
	Common stock		capital	issued	stage	equity
	Shares	$	$	$	$	$

Balance, December 31, 2004	35,019,682	35,020	3,353,473	958,828	(605,181)	3,742,140
Shares issued for debt settlement	55,165	55	(55)	—	—	—
Purchased minority interest of Scotia	142,000	142	999,858	—	—	1,000,000
Shares issued for subscriptions received from April 2004 private
placement	150,000	150	542,678	(542,828)	—	—
Shares issued for the exercise of April 2004 stock purchase
warrants	55,467	55	415,945	(416,000)	—	—
Issuance of common stock pursuant to a private placement at
$5.00 per share, net of share issuance costs of $450,000 in June
2005	1,200,000	1,200	5,548,800	—	—	5,550,000
Share issue costs	7,500	8	(8)	—	—	—
Shares issued for subscriptions received	49,667	50	372,450	—	—	372,500
Stock-based compensation	—	—	1,949,114	—	—	1,949,114
Net loss for the year	—	—	—	—	(2,176,154)	(2,176,154)
Balance, December 31, 2005	36,679,481	36,680	13,182,255	—	(2,781,335)	10,437,600
Stock-based compensation	—	—	2,717,914	—	—	2,717,914
Stock-based compensation forfeited or cancelled	—	—	(1,133,219)	—	—	(1,133,219)
Net loss for the year	—	—	—	—	(3,592,444)	(3,592,444)
Balance, December 31, 2006	36,679,481	36,680	14,766,950	—	(6,373,779)	8,429,851
Transitional adjustments to beginning balance [note 3b]	—	—	—	—	(150,000)	(150,000)
Shares to be issued [note 12]	—	—	—	323,123	—	323,123
Directors’ fees [note 12]	1,255,510	1,255	425,618	—	—	426,873
Net loss for the year	—	—	—	—	(7,711,586)	(7,711,586)
Balance, December 31, 2007	37,934,991	37,935	15,192,568	323,123	(14,235,365)	(1,318,261)

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

1. INCORPORATION AND NATURE OF OPERATIONS

Cheetah Oil & Gas Ltd. (“Cheetah Nevada” or the “Company”) was incorporated in May 1992 under the laws of the State of Nevada, U.S.A. The Company ceased business operations in May 2000 and changed its name from Bio-American Capital Corporation to Cheetah Oil & Gas Ltd. Effective May 26, 2004.

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

On March 5, 2004, Cheetah Nevada entered into an Acquisition Agreement (the “Agreement”), whereby Cheetah Nevada issued 25,000,000 common stock in exchange for all of the issued and outstanding common stock of Cheetah Oil & Gas (B.C.) Ltd. (“Cheetah BC”), a Canadian company. In connection with this transaction, $130,000 debt owed by Cheetah Nevada was assumed and settled. For accounting purposes, the share exchange was considered a reverse takeover under applicable accounting rules, whereby Cheetah BC was considered the acquiring entity as the shareholders of Cheetah BC acquired more than 50% of the outstanding shares of Cheetah Nevada. Cheetah Nevada was the surviving entity for legal purposes. The combined company is considered to be a continuation of the operations of Cheetah BC.

Cheetah BC was incorporated on January 28, 2003 in British Columbia, Canada under the name of Universal Data Corp. and changed its name to Cheetah Oil & Gas Ltd. Effective December 11, 2003. Cheetah BC, an exploration stage enterprise, is in the business of acquiring and exploring oil and gas properties in Papua New Guinea (“PNG”).

On July 20, 2007 the Company entered into a Share Subscription Agreement (“Agreement”) with Kepis & Pobe Investments Inc. (“K&P”) and its assigns. Under the terms of the agreement K&P had the right to acquire, through the subscription for shares, a 90% interest in Cheetah BC, a wholly owned subsidiary of the Company which through ownership of other subsidiaries has title to the Company’s Petroleum Prospecting Licences and the Petroleum Retention Licence. K&P entered into an agreement whereby K&P assigned all of its rights and obligations under the Agreement to Invicta Oil & Gas Ltd. (“Invicta”) (on March 28, 2008, Invicta changed its name to LNG Energy Ltd.).

On September 27, 2007 the Company entered into an amendment to the Agreement, extending the closing of the agreement from October 2, 2007 to November 30, 2007 and adding a price adjustment mechanism linked to increases in the consolidated liabilities of Cheetah BC.

The Company closed on the transaction on November 30, 2007 and received total non-cash consideration of $13,691,278. Effective December 1, 2007 the financial statements of Cheetah BC, Cheetah BC’s wholly owned subsidiary Cheetah Oil & Gas (PNG) Ltd. (“Cheetah PNG”) and Cheetah PNG’s 98.65% owned subsidiary Scotia Petroleum Inc. (“Scotia”) ceased to be consolidated with those of the Company. Commencing December 1, 2007, the Company recorded its remaining 10% equity investment in Cheetah BC at a cost of $1,521,329 [note 5].

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The balance sheet presented is that of the Company as at December 31, 2007. The statements of operations, cash flows and stockholders’ equity reflect the changes in stockholders equity, the results of operations and the changes in cash flows of the Company for the year ended December 31, 2007 consolidated with the results of operations and changes in cash flows of its controlled subsidiaries from January 1, 2007 until November 30, 2007.

These accompanying financial statements have been prepared by management, who is responsible for their content, in accordance with accounting principles generally accepted in the United States. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $7,711,586 for the year ended December 31, 2007 [2006 - $3,592,444 and 2005 - $2,176,154] and at December 31, 2007 had a deficit accumulated during the exploration stage of $14,235,365 [2006 –$6,373,779]. The Company has not generated any revenue, has a substantial accumulated deficit and negative working capital of $205,682 as at December 31, 2007. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. Should the Company be unsuccessful in obtaining further debt or equity financing in the near future, it may have to sell off its remaining 10% equity interest in Cheetah BC. The outcome of these matters cannot be predicted at this time.

Subsequent to December 31, 2007, the Company received loan advances of $50,000 from certain shareholders to provide working capital to enable the Company to meet its current operating obligations. The funds were paid back to the shareholders when the Company entered into a demand loan agreement with Invicta whereby Invicta agreed to advance the Company up to $500,000 [note 20].

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

3a. Accounting Policies

Principles of consolidation

Prior to the closing of the transaction as fully disclosed in note 5, the financial statements included the accounts of the Company and its controlled subsidiaries Cheetah BC, Cheetah PNG and Scotia. All significant inter-company balances and transactions were eliminated. Effective November 30, 2007 the Company ceased to own any controlled subsidiaries.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

3a. Accounting Policies (cont’d)

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

Long term investment

Long term investment consists of a 10% equity ownership in Cheetah BC and is accounted for at cost.

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

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value, discounted at 10%, of estimated future net revenues attributable to proved reserves, using current product prices and operating costs at the balance sheet date plus the lower of cost and fair value of unproved properties within the cost center.

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

3a. Accounting Policies (cont’d)

Leases

Leases are classified as capital or operating leases. Leases which transfer substantially all benefits and risks incidental to ownership of property are accounted for as capital leases. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

Stock-based compensation

The Company accounts for it stock options in accordance with FAS 123 (R) – Share Based Payments, and related interpretations in accounting for stock-based compensation awards to employees, directors and non-employees. In accordance with FAS 123 (R) – Share Based Payments, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital. If the stock options are exercised, the proceeds are credited to share capital.

Goodwill

On an annual basis and whenever events or circumstances indicate that the carrying value may be impaired, management reviews the carrying value of goodwill. The review is based on the assessment of the investments giving rise to the goodwill and on the estimated undiscounted cash flows expected to be generated from the investments giving rise to the goodwill.

Asset retirement obligations

The Company recognizes the fair value of a liability for future asset retirement obligations associated with the Company’s oil and gas properties in the period in which it is incurred. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This cost of the asset retirement obligation is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of December 31, 2007 and 2006 the Company was unable to estimate any asset retirement obligations.

Loss per share

Loss per share is computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2007, 2006 and 2005 because common stock equivalents consisting of stock purchase warrants of 4,221,429 [2006 - 4,221,429 and 2005 - 1,266,295] and stock options of nil [2006 - 1,125,000 and 2005 - 1,700,000] that were outstanding at December 31, 2007 were anti-dilutive.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

3a. Accounting Policies (cont’d)

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

Foreign currency translation and its subsidiaries

The Company uses the United States Dollar as its functional currency. The Company accounts for foreign currency transactions in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States Dollars at the period-end exchange rates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Transactions occurring during the period are translated at rates in effect at the time of the transaction. The resulting foreign exchange gains and losses are included in operations.

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

The carrying value of cash and cash equivalents, receivables, refundable deposits, accounts payable, convertible notes payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

3b. Changes in accounting policies

Changes in Accounting Policies

In June 2006, the Financial Accounting Standards Board (“the FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarified the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more-likely-than-not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The Company adopted FIN 48 on January 1, 2007. The cumulative effect of the adoption of FIN 48 had no impact.

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

At January 1, 2007 the Company was subject to liquidated damages or cash penalties payable to certain warrant holders if the Company could not register the shares underlying the warrants [note 4]. Because this registration payment arrangement was entered into prior to the issuance of this accounting position and the Company determined that payment of liquidated damages was probable as at January 1, 2007, the Company reported a transitional adjustment to the balance of deficit accumulated during the exploration stage as at January 1, 2007 in the amount of $150,000, representing the estimated fair value of the liquidated damages as at that date.

4. CONVERTIBLE NOTES

Convertible Notes Issued on March 14, 2006

On March 14, 2006, the Company issued convertible notes (“Convertible Notes”) to purchase shares of the Company’s common stock for total gross proceeds of $5,000,000. The Convertible Notes were a liability that could have been converted into shares of the Company prior to payout by the Company, as outlined below.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

4. CONVERTIBLE NOTES (cont’d)

Convertible Notes Issued on March 14, 2006 (cont’d)

a)

The Company may, prior to any conversion, redeem the Convertible Notes for the amount of the principal and any interest and penalties. The Convertible Notes also had a contingent put option that allowed the holder to demand payment if the Company completes an offering. The Convertible Notes were due on March 14, 2007 and thereafter remained in default until the Convertible Notes were settled on November 14, 2007 [see note 5]. The Convertible Notes did bear interest at 10% per annum compounded quarterly until August 31, 2006. Thereafter the interest compounded at a rate which increased by 2% on the last day of each calendar month. The total amount of interest payable on the maturity date March 14, 2007 was $735,496. At November 14, 2007 the Company had accrued a total of $4,093,584 in interest and penalties. The debt was settled in-full for $7,550,000 resulting in a gain on settlement of debt in the amount of $1,543,584

[note 7].

b)

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

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Dec 31, 2007	Dec 31, 2006
Risk free interest rate	4.00%	4.00%
Expected life	1.2 years	2.2 years
Expected volatility	149%	109%
Dividend per share	$Nil	$Nil

The fair value of the warrants as at December 31, 2007, was $16,000 (2006 - $81,041 and fair value upon issuance of convertible note on March 14, 2006 was $2,300,000). During the year ended December 31, 2007 the movement in the fair value of the warrants was recorded as income in the statement of operations of $65,041 (2006 - $2,218,959).

The Company incurred financing costs of $464,328 in connection with the issuance of the Convertible Notes and warrants. Of this amount, $250,737 relates to the Convertible Notes and was deferred and amortized over the term of the Convertible Notes and $213,590 that was assigned as relating to the warrants was included in net loss for the year ended December 31, 2006. $50,147 of the deferred financing costs were amortized as an expense during the year ended December 31, 2007 (2006 - $414,180).

For the year ended December 31, 2007, the Company recorded $13,544 (2006 - $2,286,456) as the accretion of interest expense on the convertible notes.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

5. DILUTION OF 90% OF CHEETAH OIL & GAS (B.C.) LIMITED

On July 20, 2007 the Company entered into a Share Subscription Agreement (the “Agreement”) with Kepis & Pobe Investments Inc. (“K&P”) and its assigns. Under the terms of the agreement K&P had the right to acquire, through the subscription for shares, a 90% interest in Cheetah BC, a wholly owned subsidiary of the Company which through ownership of other subsidiaries has title to the Company’s Petroleum Prospecting Licences and the Petroleum Retention Licence. The subscription price for these shares would be approximately $15,000,000 of which a maximum of $6,600,000 would be advanced to the Company to retire its debts plus the assignment of the Convertible Notes held by Macquarie Holdings (USA) Inc. (“Macquarie”) [see note 4], including interest, fees and penalties, in favor of the Company at an agreed value of $7,550,000. K&P also agreed that on or before December 31, 2008, it will make an additional contribution of capital to Cheetah BC of $10,000,000. K&P entered into an agreement whereby K&P assigned all of its rights and obligations under the Agreement to Invicta. Under the terms of the Agreement it was further agreed that upon closing of the transaction, the Company would transfer all of the warrants, that were held by Macquarie, [see note 4] to K&P with the same terms and conditions that existed when held by Macquarie.

On September 27, 2007 the Company entered into an amendment to the Agreement, extending the closing of the Agreement from October 2, 2007 to November 30, 2007 and adding a price adjustment mechanism linked to increases in the consolidated liabilities of Cheetah BC.

The price adjustment mechanism adjusted the $15,000,000 consideration Invicta was required to pay to the Company by decreasing such amount by the increase in the consolidated liabilities of Cheetah BC from June 30, 2007 to the closing date. As at the closing date of the transaction, Cheetah BC’s consolidated liabilities were approximately $850,000 higher than on June 30, 2007. Therefore, the final consideration to be received by the Company totaled $13,691,278, allocated between the cancellation of the Convertible Notes ($7,550,000) and settlement of the other liabilities owing to creditors of the Company ($6,141,278).

In addition to the above, a unanimous shareholders agreement was entered into between the Company, Invicta and Cheetah BC whereby the parties agreed to the following:

1.	The cancellation of any debt due from Cheetah BC to the Company, after the settlement of the Company’s debts totaling $13,691,278.

2.	Invicta agrees to contribute $10,000,000 to Cheetah BC as a contribution of capital on or before December 31, 2008.

3.

Proportionate contributions to the joint oil and gas exploration program of 90% on the part of Invicta and 10% on the part of the Company, subsequent to the contribution commitment described in clause (2). Future contributions have not been factored into the carrying value of the investment.

4.

Once Invicta has fulfilled the contribution commitment described in clause (2), if the Company fails to contribute all or any portion of its proportionate contribution within 30 days of receiving a funding request, and provided that Invicta has fulfilled its contribution obligation with respect to such funding request, then Invicta may pay all of the Company’s contribution deficiency. Any amount advanced by Invicta on behalf of the Company shall bear interest at a rate of 18% per

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

5. DILUTION OF 90% OF CHEETAH OIL & GAS (B.C.) LIMITED (cont’d)

annum, calculated annually on the anniversary date of such advance. The principal amount of such loan advance and all accrued interest payable thereon shall become due and payable in-full on the earlier of the third anniversary of such an advance and the date, if any upon which the Company disposes of any of its shares of Cheetah BC.

As a result of the Company’s dilution of 90% ownership in Cheetah BC on November 30, 2007, the Company ceased to consolidate the financial position, results of operations and changes in cash flows of Cheetah BC and subsidiary companies as at that date. In addition, the Company did not exercise any significant influence over Cheetah BC as a result of its residual 10% ownership interest. The carrying value of the Company’s remaining investment in Cheetah BC ($1,521,329) was calculated at 10% of the carrying value of the net assets of Cheetah BC and subsidiary companies immediately before the dilution under the equity method of accounting for business combinations. Future contributions have not been factored into the carrying value of the investment.

6. RECEIVABLES

	December 31,	December 31,
	2007	2006
	$	$

Due from Invicta	2,240,000	-
Exploration costs - recoverable	-	472
GST receivable	19,343	14,238
Interest receivable	-	1,353
	2,259,343	16,063

Of the $6,141,278 of consideration agreed to be paid by Invicta to the Company’s unsecured creditors [note 5], a balance of the consideration totaling $2,240,000 remained outstanding at December 31, 2007 and was included in the balance of receivables. Subsequent to December 31, 2007 Invicta settled $1,900,000 of the remaining balance with the Company’s creditors.

7. GAIN ON SETTLEMENT OF DEBT

As a result of the transaction entered into by the Company as disclosed in note 5, the Company was able to:

1.	Satisfy the Convertible Notes, including all interest, fees and penalties at a cost of $7,550,000 resulting in a gain on settlement of debt in the amount of $1,543,584; and

2.	Retire other liabilities owing to unsecured creditors at a cost of $6,141,278 resulting in a gain on settlement of debt in the amount of $917,486.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

8. EQUIPMENT

		Accumulated	Net book
	Cost	depreciation	value
	$	$	$
2007
Office equipment	3,844	1,230	2,614

2006
Office equipment	88,015	28,540	59,475
Motor vehicles	65,867	35,218	30,649
	153,882	63,758	90,124

Included within Motor vehicles at December 31, 2006, was an asset under capital lease with a cost of $45,022 and accumulated amortization of $18,448. The Company did not have any assets under capital lease at December 31, 2007. Amortization charged on the vehicle under capital lease was $7,602 for the year ended December 31, 2007 [2006 - $11,695 and 2005 - $6,753]

During the year ended December 31, 2007 the Company sold office furniture for proceeds of $8,318 [2006 - $17,415] resulting in a gain of $4,000 [2006 - $4,311].

9. OIL AND GAS PROPERTIES

Prior to November 30, 2007 the Company held, through its controlled subsidiaries, five Petroleum Prospecting Licences (“PPL”) (PPL#245, PPL#246, PPL#249, PPL#250 and PPL#252) and one Petroleum Retention Licence (“PRL”) (PRL#13) in PNG. The Company held, through its controlled subsidiaries, leases for approximately 8,385,866 gross undeveloped acreage and approximately 8,344,797 net undeveloped acreage. The Company had approximate gross acreage concentrations of 40,028 in PRL #13 and 500,350 in PPL #246. One Exploration Re-Entry Well was drilled in the fall of 2005 on the PRL. The Company had no net productive exploratory or development wells drilled. Also the Company had no net dry exploratory or development wells drilled.

The properties over which the Company held licenses were subject to a 22.5% back-in participation right in favour of the government, which the government could exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back-in interest included a 2% revenue royalty payment to indigenous groups, which was only payable if the government exercised its back-in right.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

9. OIL AND GAS PROPERTIES (cont’d)

Acquisition and exploration costs incurred were as follows:

	December 31,	December 31,
	2007	2006
	$	$

Capitalized cost - beginning of year - unproven	20,880,423	11,520,322

Exploration costs incurred during the period	1,885,999	9,360,101
Impairment of oil & gas properties	(5,648,089)	—
	17,118,333	20,880,423

Elimination of carrying value of oil & gas properties as a result of the dilution of a controlling investment in Cheetah BC [note
5]	(17,118,333)	—
Capitalized cost – end of year – unproven	—	20,880,423

	Year ended December	Year ended December	Year ended December
	31, 2007	31, 2006	31, 2005

	$	$	$

Stock based compensation	—	596,219	1,053,000
Communication	8,883	17,963	11,470
Consulting, engineering,		8,316,452	4,401,475
geology and contracts	1,588,076
Depreciation	—	—	5,343
Mapping and office expenses	18,383	6,366	69,403
Registration, license fees and		50,574	132,597
permits	134,134
Salaries and wages	47,264	112,259	107,521
Staff allowance and		62,982	82,888
accommodations	26,340
Travel	10,896	14,010	64,179
Insurance	52,023	183,276	174,226
	1,885,999	9,360,101	6,102,102

On an ongoing basis management reviewed the carrying value of the oil & gas properties and considered whether there had been events or circumstances that indicate that the carrying value of the oil & gas properties may not be recoverable. The review was based on the assessment of the licences, the Company’s intended use and the estimated future recoverable value.

In September 2007 management determined that the Company realized an impairment of oil & gas properties estimated at $5,648,089 arising from the July 20, 2007 agreement with K&P entered into by the Company as described in note 5.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

10. GOODWILL

On an annual basis and whenever events or circumstances indicate that the carrying value may be impaired, management reviews the carrying value of goodwill. The review is based on the assessment if the investments giving rise to the goodwill and on the estimated undiscounted cash flows expected to be generated from the investment giving rise to the goodwill.

In September 2007 management determined that the Company realized an impairment of goodwill estimated at $497,000 arising from the July 20, 2007 agreement with K&P entered into by the Company as described in note 5.

11. ADVANCES PAYABLE

a)

In January and February 2006 a total of $450,000 was advanced by four unrelated parties. The advances are due on demand for a term of one year with an interest rate of 4% per annum compounded semi-annually. In August 2007 the Company agreed to increase the rate of interest from 4% to 15% compounded semi annually, effective April 2007. At any time after May 31, 2007 the Lenders had the right to demand payment of the principal and any interest outstanding

b)

In November 2006 a total of $200,000 was advanced by four parties at 15% per annum compounded semi annually commencing January 1, 2007. At any time after May 31, 2007 the Lender had the right to demand payment of the principal and any interest outstanding;

c)

In January 2007 a total of $750,000 was advanced by two parties at 15% per annum compounded semi- annually commencing January 1, 2007. At any time after May 31, 2007 the Lender had the right to demand payment of the principal and any interest outstanding; and

d)

In January 2007 a total of $150,000 was advanced by one party at 15% per annum compounded semi- annually commencing February 1, 2007. At any time after May 31, 2007 the Lender had the right to demand payment of the principal and any interest outstanding.

On December 7, 2007 the Company entered into agreements to issue common stock to settle the accrued interest payable on the advances totaling $233,474. The common stock was not issued by December 31, 2007, therefore, the accrued interest payable was disclosed on the balance sheet as shares to be issued as at that date [note 12]. As at December 31, 2007, the principle balances of all the advances payables noted above had been settled in-full as part of the transaction entered into by the Company as disclosed in note 5.

12. COMMON STOCK

Common Stock

On October 31, 2007 the Company paid directors’ fees by issuing 1,255,510 common stock to directors of the Company at a price of $0.34 per share [note 14].

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

12. COMMON STOCK (cont’d)

On December 7, 2007 the Company entered into agreements to issue 1,196,749 common stock to settle the accrued interest payable on advances payable and long-term debt totaling $323,123 [notes 11 & 16]. As at December 31, 2007 the common stock had not been issued.

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

A summary of the status of the Company’s stock option plan as of December 31, 2007 and 2006 and changes during the years is presented below:

	2007		2006
		Weighted
		average		Weighted
	Number of	exercise	Number of	average
	shares	price	shares	exercise price
	#	$	#	$
Outstanding at beginning of year	865,000	4.88	1,700,000	4.93
Granted	—		—
Exercised	—	—	—	—
Forfeited or cancelled	(865,000)	4.88	(835,000)	4.97
Outstanding at end of year	—	—	865,000	4.88
Vested or expected to vest	—	—	865,000	4.88
Exercisable	—	—	865,000	4.88

During the year ended December 31, 2007, the Company recorded total stock based compensation for directors of $nil (2006 - $988,476 and 2005 - $896,114) and $nil for consultants (2006 - $596,219 and 2005 - $1,053,000).

On October 2, 2007 the Board of Directors and option holders agreed to the cancellation of all stock options granted under the Company’s Stock Option Plan.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

12. COMMON STOCK (cont’d)

Warrants

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2007 and 2006.

		Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 31, 2005	1,266,295	7.02
Warrants issued [note 4]	3,000,000	3.42
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	(44,866)	(7.50)
Outstanding, December 31, 2006	4,221,429	4.46
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, December 31, 2007	4,221,429	4.46

13. SEGMENTED INFORMATION

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

	December 31	December 31,
	2007	2006
	$	$

Assets
North America (corporate)	3,791,593	241,769
Papua New Guinea	—	21,677,502
Total	3,791,593	21,919,271

14. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the year ended December 31, 2007, the Company incurred consulting fees to three directors of the Company in the amount of $210,000 [2006 - $197,500]. Of this balance $34,568 remained unpaid as at December 31, 2007 and is included in accounts payable and accrued liabilities.

Following the agreement entered into on July 20, 2007 with K&P and its assigns [see notes 5], the Chief Executive Officer (“CEO”) of the Company at that time became a director of Invicta on September 19, 2007 [note 5]. At December 31, 2007 a balance of $2,536,938 was due from Invicta [note 6].

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

14. RELATED PARTY TRANSACTIONS (cont’d)

On October 31, 2007 the Company paid directors’ fees consisting of 1,255,510 common stock to directors of the Company at a price of $0.34 per share [note 12].

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

				Cumulative from
				January 28, 2003
	December 31,	December 31,	December 31,	to December 31,
	2007	2006	2005	2007
	$	$	$	$

Cash paid during the year:
Interest	—	12,857	1,652	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	—	—	1,000,000	1,000,000
Purchase of capital lease assets	—	—	45,022	45,022
	—	—	71,429	71,429
Share and warrants issued as share issue costs
Contribution received from a shareholder of the	—	—	—	1,817,273
Company in connection with the acquisition of
Scotia
Debt settled for shares [note 11 & 16]	323,123	—	—	680,501
Shares issued for services [note 14]	426,873	—	—	1,426,873
Oil and gas property costs not paid yet	1,539,766	3,027,396	946,467	5,513,629
Settlement of debt [note 5]	13,691,278	—	—	13,691,278

16. LONG TERM DEBT – CAPITAL LOAN

On June 23, 2006 the Company received a subordinated and unsecured capital loan in the amount $750,000 due June 23, 2008. The loan bears interest at a rate of 8% per annum calculated annually and not in advance, payable on the Maturity Date of June 23, 2008. This debt is unsecured.

In December 2007 the principal portion of the capital loan in the amount of $750,000 was repaid in-full as part of the transaction entered into by the Company as disclosed in note 5. On December 7, 2007 Company entered into and agreement to issue common stock to settle the accrued interest payable on the capital loan totaling $89,648. The common stock was not issued by December 31, 2007, therefore, the accrued interest payable was disclosed on the balance sheet as shares to be issued as at that date [note 12].

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

17. CONTINGENCIES

On April 19, 2006 the Company was named as a defendant in an action taken by Gryphon Master Fund LP (“Gryphon”) and GSSF, two institutional investment funds who participated in a private placement that closed on May 26, 2005. Pursuant to the terms of that private placement, the investors were granted a bonus warrant to acquire additional shares of common stock if certain conditions were satisfied. The Plaintiffs alleged that they were owed additional shares of common stock pursuant to the bonus warrant provisions. The Company took the position that the bonus warrant provisions were not applicable in the circumstances and accordingly defended the action.

However, on July 9th, 2007 the Company consented to final judgment in this matter and agreed to pay Gryphon and GSSF $100,000 and $50,000 respectively. These amounts were paid in full prior to December 31, 2007.

Subsequent to December 31, 2007 four minority shareholders of Scotia dissented with respect to the disposition of Scotia to Cheetah PNG, following the closing of the transaction that the Company entered into as disclosed in note 5. The Company can not determine the outcome of this action at this time, however it has accrued $60,000 as an estimate for this liability at December 31, 2007 [note 20].

18. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

18. RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

19. INCOME TAXES

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	$000	$000	$000

Loss before income taxes per financial statements	(9,016)	(3,745)	(2,226)
Income tax rate	35%	35%	35%
Income tax recovery	(3,156)	(1,310)	(779)
Permanent differences	292	1,148	(18)
Valuation allowance change	(460)	9	747
True Up	491	—	—
Effect of dilution transaction	1,529	—	—
Deferred income tax (recovery)	(1,304)	(153)	(50)

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

19. INCOME TAXES (cont’d)

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
	$000	$000

Net operating loss carryforwards	943	428
Warrants	—	(777)
Stock based compensation	—	660
Investment in Cheetah BC	(532)	—
Other	(13)	547
Total deferred tax assets	398	858
Valuation allowance	(398)	(858)

Net deferred tax assets	—	—
Deferred income tax (liability)	—	(1,304)

The Company has recognized a valuation allowance for the deferred tax assets for which it is more likely than not that the realization will not occur. The valuation allowance is reviewed periodically. When circumstance change and this causes a change in management's judgment about the realizeability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The net operating loss carryforwards for income tax purposes are approximately $2,694,175 and will begin to expire in 2024.

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

20. SUBSEQUENT EVENTS

a)

The Company obtained additional funding in the amount of $50,000 from certain shareholders. The funds borrowed are repayable on August 31, 2008 including interest calculated at 15% per annum compounded monthly. This loan is unsecured. The loan was repaid in-full when additional funds were borrowed from Invicta [note 20(c)].

b)

On January 30, 2008, at a reconvened extraordinary meeting of Scotia, the majority shareholder of Scotia approved the sale of all the issued and outstanding shares of Scotia to Cheetah PNG. As the sale constitutes a sale of all of Scotia’s property, Section 238 of the Business Corporations Act of British Columbia grants each of Scotia’s shareholders a right of dissent with respect to the sale. Four minority shareholders of Scotia dissented with respect to the sale and filed a claim. Under the terms of the Agreement that the Company entered into as disclosed in note 5, the Company is liable for settlement of any dissenting shareholder claims arising out of the sale of Scotia to Cheetah PNG. In March 2008, the Company submitted a proposal to four dissenting minority shareholders in which it

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

December 31, 2007

20. SUBSEQUENT EVENTS (cont’d)

proposed to transfer an aggregate of 750,000 common stock in the capital of the Company in full and final settlement of the dissenting minority shareholders’ claim. The Company has accrued $60,000 for this liability as at December 31, 2007 representing the approximate fair value of common stock being offered to the dissenting minority shareholders.

c)

On March 12, 2008 the Company entered into a demand loan agreement with Invicta where Invicta agreed to advance up to $500,000 in tranches to the Company by way of a working capital loan. The loan is secured against the Company’s 10% equity investment in Cheetah BC. and carries an interest rate of 8% per annum. An initial amount of $200,000 was advanced to the Company on March 25, 2008. On March 12, 2008, the Company agreed to issue 100,000 shares of common stock at a deemed price of $0.08 per share to Invicta as consideration for providing loans to the Company.

21. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for 2007.

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.        Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31st 2007, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of the Company. Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. It should be noted that in the fourth financial quarter of 2006 we appointed a new Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that the internal controls and procedures as implemented by prior Management were inadequate. Since their appointment in October 2006, our Chief Executive Officer and Chief Financial Officer have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes were implemented over the past year to insure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2003. In particular, as part of this program we engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we continue to monitor our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting other than the changes disclosed above that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.        Other Information.

None.

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ian McKinnon	Director	58	October 16, 2006
Isaac Moss	President, Chief Executive Officer Chief Financial Officer and Director	55	February 5, 2008 October 30, 2006
Georgina Martin	Secretary, Treasurer and Director	59	March 5, 2004

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dean Swanberg	Director	46	January 16, 2007
David Martin	Director	45	February 5, 2008

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Isaac Moss – President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Moss has been our President and Chief Executive Officer since February 5, 2008 and our Chief Financial Officer since October 30, 2006. Mr. Moss was our Senior Vice President from October 30, 2006 to February 5, 2008

During the 1990’s through 2002 Isaac Moss was associated with a mid market investment banking company based in Geneva, where he provided corporate, strategic and investment banking advisory services to micro and small cap client companies in the energy and resource, telecommunications, chemicals and industrial minerals, entertainment, forest products and hospitality industries. From February 1991 to July 1994 he was the Director and Vice President for Cycomm International Inc. From 1994 to 1997 Mr. Moss was President of Calcitech Inc., a specialty chemical company headquartered in France. In May 1991 to December 2006 Mr. Moss was a Director and Chief Financial Officer for Resource Finance and Investment Inc. and from 2005 to May 2006 he was Chief Financial Officer of Cirond Corporation. He currently remains an independent director of that company.

Ian McKinnon – Director

Ian McKinnon has been a director of our company since October 16, 2006. Mr. McKinnon was our President and Chief Executive Officer from October 16, 2006 to February 5, 2008.

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

Ms. Martin took a position with Mutual Life Insurance as an underwriter assistant from 1965 to 1966. She then went to work for Regmil Industries as a bookkeeper until 1971. From 1971 to 1975, she worked as an assistant to the accountant for Westcoast Plywood. In 1975 Ms. Martin was hired by Bartell Bros. Construction as an accountant. From 1978 to 1988, she was employed by Brink Remanufacturing Industries Ltd. as a Comptroller, a lumber re-manufacturing company specializing in added value timber products. Ms. Martin left Brink Remanufacturing Industries Ltd. in 1988 and joined the Jemi Group of Companies and holds the position of Comptroller/Chief Financial Officer to the present date, which is a group of private companies engaged in the logging and land development industry. Ms. Martin is also a director of KOKO Petroleum Inc., having been appointed on October 21, 2004.

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

Dean Swanberg – Director

Mr. Dean Swanberg has been a director of our Company since January 16, 2007. Mr. Swanberg is President of Swanberg Bros. Trucking LP, an Alberta based drilling rig transportation company which is part of the Mullen Group Income Fund, a large Canadian service company focused on the oil and gas industry and distribution of freight. Mr. Swanberg is also a director of Horizon North Logistics Inc., an oil field services company which is listed on the Toronto Stock Exchange.

David Martin – Director

Mr. David Martin was appointed as a new board director on February 5, 2008. David Martin has had a varied and successful business career. He has operated a commercial construction business. For ten years he owned and leased helicopters to international flight training companies. Mr. Martin also has substantial strategic marketing experience. He is a founder and advisory board member of an international marketing company with annual sales of $240 million. More recently Mr. Martin has been an investor in oil and gas projects.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The Board of Directors of our Company held two formal meetings during the year ended December 31, 2007. All proceedings of the Board of Directors were conducted by resolutions that are consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2007 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2007, there were no meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Georgina Martin	1(1)	1	Nil
Ian McKinnon	1(1)	1	Nil
Isaac Moss	1(1)(2)	2	1(2)
Dean Swanberg	1(2)	1	1(2)
David Martin	1(2)	1	1(2)

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement of Changes in Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 8, 2005 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Cheetah Oil & Gas Ltd., 17 Victoria Road, Nanaimo, British Columbia, Canada V9R 4N9.

Item 10.         Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended December 31, 2007 and 2006 are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ian McKinnon(1) Chairman and Director; Former President, Chief Executive Officer and Director	2007 2006	84,000 21,000	Nil Nil	173,526 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	257,526 21,000
Isaac Moss(2) President, Chief Executive Officer and Chief Financial Officer; Former Senior Vice President	2007 2006	84,000 21,000	Nil Nil	173,526 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	257,526 21,000
Garth Braun(3) Former President, Chief Executive Officer, Chairman and Director	2007 2006	N/A 135,000	N/A Nil	N/A Nil	N/A 500,000	N/A Nil	N/A Nil	N/A Nil	N/A 135,000
Ted Kozub(4) Former Chief Financial Officer and Director	2007 2006	N/A 10,000	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 10,000
Georgina Martin(5) Secretary and Director	2007 2006	42,000 10,500	Nil Nil	79,822 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	121,822 10,500

(1)	Mr. McKinnon became our Chairman and a director of our Company on October 16, 2006. Mr. McKinnon was our President and Chief Executive Officer from October 16, 2006 to February 5, 2008.

(2)

Mr. Moss became our Chief Financial Officer of our Company on October 30, 2006 and our President and Chief Executive Officer on February 5, 2008. Mr. Moss was our Senior Vice President from October 30, 2006 to February 5, 2008.

(3)	Mr. Braun was the President, Chief Executive Officer, Chairman and a director of our Company from July 19, 2004 until October 16, 2006.

(4)	Mr. Kozub was the Chief Financial Officer and a director of our Company from December 15, 2003 until October 4, 2006.

(5)	Ms. Martin became our Secretary, Treasurer and a director of our Company on March 5, 2004.

We entered into a management agreement dated May 1, 2005 with Garth Braun, our former President, Chairman, Chief Executive Officer and director. Under the terms of the agreement, commencing June 1, 2005, Mr. Braun received $15,000 per month for the services he provided to our company. In addition, Mr. Braun was granted 500,000 stock options at an exercise price of $5.00 per share for a period of five years, of which 250,000 options have vested and 250,000 options were to vest in 2007. The options have been granted pursuant to our 2005 Stock Option Plan. The management agreement terminated October 16, 2006, being the date that Mr. Braun resigned as our President, Chief Executive Officer, Chairman and director. All options were forfeited and/or cancelled due to the resignation of Mr. Braun on October 16, 2006.

We agreed to enter into consulting agreements with Ian McKinnon, Isaac Moss and Georgina Martin respectively, in consideration for which each of Messrs. McKinnon and Moss are to receive USD$7,000 per month and Ms. Martin is to receive USD$3,500 per month effective October 1, 2006. During the year ended December 31, 2007, we paid $84,000 to Mr. McKinnon, $84,000 to Mr. Moss and $42,000 to Ms. Martin.

Our Company has no plans or arrangements in respect of remuneration received or that may be received by named executive officers of our Company in fiscal 2008 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ian McKinnon(1) Chairman and Director; Former President, Chief Executive Officer and Director	Nil	Nil	Nil	Nil	Nil	Nil	N/A	Nil	Nil
Isaac Moss(2) President, Chief Executive Officer and Chief Financial Officer; Former Senior Vice President	Nil	Nil	Nil	Nil	Nil	Nil	N/A	Nil	Nil

Garth Braun(3) Former President, Chief Executive Officer, Chairman and Director	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	Nil
Ted Kozub(4) Former Chief Financial Officer and Director	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	Nil
Georgina Martin(5) Secretary and Director	Nil	Nil	Nil	Nil	Nil	Nil	N/A	Nil	Nil

(1)	Mr. McKinnon became our Chairman and a director of our Company on October 16, 2006. Mr. McKinnon was our President and Chief Executive Officer from October 16, 2006 to February 5, 2008.

(2)

Mr. Moss became our Chief Financial Officer of our Company on October 30, 2006 and our President and Chief Executive Officer of on February 5, 2008. Mr. Moss was our Senior Vice President from October 30, 2006 to February 5, 2008.

(3)	Mr. Braun was the President, Chief Executive Officer, Chairman and a director of our Company from July 19, 2004 until October 16, 2006.

(4)	Mr. Kozub was the Chief Financial Officer and a director of our Company from December 15, 2003 until October 4, 2006.

(5)	Ms. Martin became our Secretary, Treasurer and a director of our Company on March 5, 2004.

Director Compensation

The particulars of compensation paid to our directors for our year ended December 31, 2007, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dean Swanberg	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Martin	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Our Directors do receive consulting fees on a monthly basis for serving as directors, for attending meetings of the board of directors and for serving on committees of the board of directors. We did pay director’s fees but no other cash compensation for services rendered as a director in the year ended December 31, 2007. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, our directors are entitled to participate in our stock option plan. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services in committee participation and/or special assignments.

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2008 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Ian McKinnon 3183 West 16th Avenue Vancouver, BC V6K 3C9	1,500,000	4%
Isaac Moss 1122 West 27th Avenue Vancouver, BC V6H 2B8	1,500,000	4%
Georgina Martin Box 172, Station A Nanaimo, BC V9R 5K9	1,547,270	4%
Dean Swanberg 14840 – 100th Street, Grand Prairie, Alberta T8W 7C5	276,758.01%
David Martin 8992 King George Highway Surrey, BC V3V 5V8	Nil	0%
Directors and Executive Officers as a Group	4,824,028	12.7%

(1)         Based on 38,211,749 shares of common stock issued and outstanding as of March 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.         Certain Relationships and Related Transactions.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Corporate Governance

We currently act with five directors consisting of Ian McKinnon, Isaac Moss, Georgina Martin, Dean Swanberg and David Martin, of which Ian McKinnon, Isaac Moss and Georgina Martin are not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

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

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favour of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.17	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2007)

10.18	Amended Share Subscription Agreement dated for reference September 27, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.19	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10- KSB filed on April 8, 2005)

(21)	Subsidiaries of the Registrant

21.1	Cheetah Oil and Gas Ltd., a company incorporated pursuant to the laws of British Columbia

Scotia Petroleum Inc., a company incorporated pursuant to the laws of British Columbia

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Isaac Moss

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith.

Item 14.         Principal Accountants Fees and Services

Audit Fees

For the period ended December 31, 2007 and 2006, the aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $212,069 and $225,000, respectively.

Audit Related Fees

For the period ended December 31, 2007 and December 31, 2006, the aggregate fees billed for assurance and related services by Ernst & Young LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil and $Nil, respectively.

Tax Fees

For the period ended December 31, 2007 and December 31, 2006, the aggregate fees billed by Ernst & Young LLP for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil, respectively.

We do not use Ernst & Young LLP for financial information system design and implementation. These services include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Ernst & Young LLP to provide compliance outsourcing services.

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

CHEETAH OIL & GAS LTD.

By: /s/ Isaac Moss
Isaac Moss
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Financial Officer
and Principal Accounting Officer)
Date: May 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Isaac Moss
Isaac Moss
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Financial Officer
and Principal Accounting Officer)
Date: May 15, 2008

By: /s/ Ian McKinnon
Ian McKinnon, Director
Date: May 15, 2008

By: /s/ Georgina Martin
Georgina Martin, Secretary, Treasurer and Director
Date: May 15, 2008

By: /s/ Dean Swanberg
Dean Swanberg, Director
Date: May 15, 2008

By: /s/ David Martin
David Martin, Director
Date: May 15, 2008