Form 10-Q
period 2008-03-31
CHEETAH OIL & GAS LTD.
filed 2008-05-20
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-50861

CHEETAH OIL & GAS LTD.
(Exact name of registrant as specified in its charter)

Nevada	93-1118938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400-601 West Broadway,	V5Z 4C2
Vancouver, B.C.
(Address of principal executive offices)	(Zip Code)

604-871-4163
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES    [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[ ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 38,311,749 common shares issued and outstanding as of May 14, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended March 31, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the 10-KSB for the year ended December 31, 2007.

Unaudited Interim Financial Statements

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)
March 31, 2008

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

As at:	March 31	December 31
	2008	2007
	$	$

ASSETS
Current
Cash and cash equivalents	16,033	7,861
Receivables [note 5]	366,587	2,259,343
Prepaid expenses	6,778	446
	389,398	2,267,650

Investment in Cheetah Oil & Gas (B.C.) Ltd. [note 5]	1,521,329	1,521,329
Equipment	2,457	2,614
	1,913,184	3,791,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 9]	622,779	2,457,332
Advances payable [note 6]	49,892	-
Fair value of warrants [note 4]	5,000	16,000
	677,671	2,473,332

Contingencies [note 11]

Stockholders’ equity
Common stock [note 7]
Common stock, $0.001 par value, authorized 500,000,000 shares issued and outstanding: 38,211,749 shares
[December 31, 2007 – 37,934,991 shares]	38,212	37,935
Additional paid in capital	15,267,016	15,192,568
Shares to be issued [note 7]	256,398	323,123
Deficit accumulated during the exploration stage	(14,326,113)	(14,235,365)
	1,235,513	1,318,261
	1,913,184	3,791,593

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

			Cumulative from
	Three months	Three months	January 28,
	ended	ended	2003 to
	March 31,	March 31,	March 31,
	2008	2007	2008
	$	$	$

General and administrative expenses
Liquidated damages fees	-	881,246	1,719,579
Accounting, audit and legal	56,254	136,509	1,341,465
Amortization of deferred charges	-	50,147	464,327
Depreciation	157	5,036	78,707
Interest	2,904	402,416	3,195,436
Interest - long-term debt	-	14,795	89,649
Application fees and permits	661	2,005	55,712
Accretion of debt discount on convertible notes	-	13,544	2,300,000
Directors’ fees	-	-	426,873
Consulting fees [note 9]	41,837	70,427	917,185
Office and miscellaneous	114	158,165	224,471
Investor relations and shareholder information	-	6,034	378,568
Insurance	-	2,760	180,868
Rental and communication	1,469	15,938	294,229
Salaries and benefits	-	6,239	141,031
Travel	692	31,858	535,356
Stock-based compensation	-	-	1,906,655
	104,088	1,797,119	14,250,111

Loss before other income (expense)	(104,088)	(1,797,119)	(14,250,111)
Impairment of oil & gas properties	-	-	(5,648,089)
Impairment of goodwill	-	-	(497,000)
Foreign exchange gain (loss)	2,340	21,396	(270,309)
Gain on settlement of debt	-	-	2,461,070
Unrealized gains (losses) on warrants	11,000	(71,959)	2,295,000
Other income	-	4,521	76,059
Loss before income taxes	(90,748)	(1,843,161)	(15,833,380)
Income taxes recovery – deferred	-	-	(1,507,267)
Net loss and comprehensive loss for the period	(90,748)	(1,843,161)	(14,326,113)

Loss per share - basic and diluted	(0.00)	(0.05)

Weighted average number of common stock
outstanding - basic and diluted	38,082,595	36,679,481

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

			Cumulative from
	Three months	Three months	January 28,
	ended	ended	2003 to
	March 31,	March 31,	March 31,
	2008	2007	2008
	$	$	$

OPERATING ACTIVITIES
Net loss for the period	(90,748)	(1,843,161)	(14,326,113)
Items not involving cash
Amortization of deferred charges	-	50,147	464,327
Depreciation	157	5,036	78,707
Gain on settlement of debt	-	-	(2,461,070)
Unrealized gain on warrants	(11,000)	71,959	(2,295,000)
Foreign exchange	-	-	182,267
Deferred income taxes	-	-	(1,507,267)
Non-cash directors’ fees	-	-	426,873
Non-cash interest fees	1,689	-	1,689
Stock-based compensation	-	-	1,906,654
Gain on disposal	-	(4,000)	(8,311)
Accretion of debt discount on convertible notes	-	13,544	2,300,000
Impairment of oil & gas	-	-	5,648,089
Impairment of goodwill	-	-	497,000
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
Prepaids and deposits	(21)	29,315	210,188
Accounts receivable	(7,244)	(4,583)	(40,301)
Refundable licences deposits	-	2,443	(111,941)
Accounts payable and accrued liabilities	64,493	1,377,995	4,157,100
Interest & penalties payable	954	-	2,548,159
Net cash used in operating activities	(41,720)	(301,305)	(2,328,950)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	-	-	5,922,500
Proceeds on exercise of warrants	-	-	416,000
Proceeds from convertible note financing	-	-	5,000,000
Net issuance costs paid relating to note financing	-	-	(464,328)
Proceeds from capital loan	-	-	750,000
Subscriptions received	-	-	750,288
Repayment of capital lease	-	(2,733)	(23,681)
Repayment of advances payable to related parties	-	-	(1,174)
Advances payable	49,892	900,000	2,049,756
Net cash from financing activities	49,892	897,267	14,399,361

INVESTING ACTIVITIES
Purchase of equipment	-	-	(125,400)
Proceeds on disposal of equipment	-	8,318	25,733
Cash investment in Cheetah BC	-	-	(8,715)
Oil and gas properties	-	(168,798)	(11,644,292)
Cash paid in connection with acquisition of Scotia, net of cash
received	-	-	(301,780)
Net cash used in investing activities	-	(160,480)	(12,054,454)

Increase in cash and cash equivalents	8,172	435,482	15,957
Cash and cash equivalents, beginning of period	7,861	82,688	76
Cash and cash equivalents, end of period	16,033	518,170	16,033

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

March 31, 2008

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2008 and 2007 and are consolidated with the results of operations and changes in cash flows of its controlled subsidiaries from January 1, 2007 to March 31, 2007. The Company did not have any controlled subsidiaries during 2008. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2. CHANGES IN ACCOUNTING PRINCIPLES

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on its financial statements.

The Company measures it warrants at fair value in accordance with SFAS 157. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

March 31, 2008

2. CHANGES IN ACCOUNTING PRINCIPLES (cont’d)

  Level 1 – Quoted prices for identical instruments in active markets;

  Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

  Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model [see note 4] using the following inputs at March 31, 2008:

Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Total	(Level 1)	(Level 2)	(Level 3)
$ 5,000	$—	$5000	$—

The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of SFAS No. 159 did not have a material effect on its financial statements.

3. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $90,748 for the three month period ended March 31, 2008 [2007 - $1,843,161] and at March 31, 2008 had a deficit accumulated during the exploration stage of $14,326,113 [2007 - $14,235,365]. The Company has not generated any revenue, has a substantial accumulated deficit and negative working capital of $288,273 as at March 31, 2008 [2007 - $205,682]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. Should the Company be unsuccessful in obtaining further debt or equity financing in the near future, it may have to sell off its remaining 10% equity interest in Cheetah BC. The outcome of these matters cannot be predicted at this time.

On March 12, 2008 the Company entered into a demand loan agreement with Invicta Oil and Gas Ltd (“Invicta”) where Invicta agreed to advance up to $500,000 in tranches to the Company by way of a working capital loan [notes 6,7 &13]. On March 28, 2008, Invicta changed its name to LNG Energy Ltd.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

March 31, 2008

4. CONVERTIBLE NOTES

Convertible Notes Issued on March 14, 2006

On March 14, 2006, the Company issued convertible notes (“Convertible Notes”) to purchase shares of the Company's common stock for total gross proceeds of $5,000,000. The Convertible Notes were a liability that could have been converted into shares of the Company prior to payout by the Company. At November 14, 2007 the debt was settled in-full for $7,550,000 resulting in a gain on settlement of debt in the amount of $1,543,584.

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

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31, 2008	December 31, 2007
Risk free interest rate	4.00%	4.00%
Expected life	348 days	438 days
Expected volatility	170%	149%
Dividend per share	$Nil	$Nil

The fair value of the warrants as at March 31, 2008, was $5,000 (2007 - $16,000 and fair value upon issuance of convertible note on March 14, 2006 was $2,300,000). During the three month period ended March 31, 2008 the movement in the fair value of the warrants was recorded as income in the statement of operations of $11,000 (2007 -$65,041).

5. INVESTMENT IN CHEETAH OIL & GAS (B.C.) LIMITED

On November 30, 2007 the Company closed on the transaction with Invicta resulting in the dilution of 90% ownership of Cheetah Oil & Gas Ltd. (“Cheetah BC”). The final consideration received by the Company totaled $13,691,278, allocated between the cancellation of the Convertible Notes ($7,550,000) and settlement of the other liabilities owing to creditors of the Company ($6,141,278). Of the consideration agreed to be paid by Invicta to the Company’s creditors, a balance of $340,000 remained outstanding at March 31, 2008 and was included in the balance of receivables.

In addition to the above, a unanimous shareholders agreement was entered into between the Company, Invicta and Cheetah BC whereby the parties agreed to the following:

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

March 31, 2008

5. INVESTMENT IN CHEETAH OIL & GAS (B.C.) LIMITED (cont’d)

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

6. ADVANCES PAYABLE

Advances payable consist of advances made in February 2008 by two unrelated parties totaling $45,000 US and $5,000 Cdn. The funds borrowed are repayable on August 31, 2008 including interest calculated at 15% per annum compounded monthly. The loans are unsecured. The advances were repaid in full when additional funds were borrowed from Invicta [note 13].

On March 12, 2008 the Company entered into a demand loan agreement with Invicta where Invicta agreed to advance up to $500,000 due on demand in tranches to the Company by way of a working capital loan. The loan is secured against the Company’s 10% equity investment in Cheetah BC and carries an interest rate of 8% per annum. An initial amount of $200,000 was advanced to the Company on April 2, 2008. The Company agreed to issue 100,000 shares of common stock at a fair value of $0.08 per share to Invicta as consideration for providing loans to the Company [notes 7 & 13].

7. COMMON STOCK

On December 7, 2007 the Company entered into agreements to issue 1,196,749 common stock to settle the accrued interest payable on advances payable and long-term debt totaling $323,123. As at March 31, 2008 only 276,758 shares having a fair value of $74,725 have been issued.

On March 12, 2008, the Company agreed to issue 100,000 shares of common stock at a fair value of $0.08 per share to Invicta as consideration for providing loans to the Company. [note 6]

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

March 31, 2008

7. COMMON STOCK (cont’d)

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

Warrants

The following summarizes the stock purchase warrant transactions for the three months ended March 31, 2008:

Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 1, 2008	4,221,429	4.46
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, March 31, 2008	4,221,429	4.46

8. SEGMENTED INFORMTAION

The Company’s business is considered as operation in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. Primarily all of the Company’s assets are located in Canada.

9. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the three months ended March 31, 2008 the Company incurred consulting fees to two directors of the Company in the amount of $41,837 [2007 - $52,500]. As at March 31, 2008 consulting fees totaling $44,514 remain unpaid and is included in accounts payable and accrued liabilities.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

March 31, 2008

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three months	Three months	Cumulative from
	Ended	Ended	January 28, 2003
	March 31,	March 31,	to March 31,
	2008	2007	2008
	$	$	$
Cash paid during the period:
Interest	—	—	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	—	—	1,000,000
Purchase of capital lease assets	—	—	45,022
Share and warrants issued as share issue costs	—	—	71,429
Contribution received from a shareholder of the
Company in connection with the acquisition of Scotia
Petroleum Inc.	—	—	1,817,273
Debt settled for shares	—	—	680,501
Shares issued for services	—	—	1,426,873
Settlement of debt	—	—	13,691,278
Oil and gas property costs not paid yet	—	132,527	5,313,629

11. CONTINGENCIES

On January 30, 2008, at a reconvened extraordinary meeting of Scotia Petroleum Inc (“Scotia”), a company controlled by Cheetah BC, the majority shareholder of Scotia approved the sale of all the issued and outstanding shares of Scotia to Cheetah Oil & Gas (PNG) Ltd. (“Cheetah PNG”) another company controlled by Cheetah BC. As the sale constitutes a sale of all of Scotia’s property, Section 238 of the Business Corporations Act of British Columbia grants each of Scotia’s shareholders a right of dissent with respect to the sale. Four minority shareholders of Scotia dissented with respect to the sale and filed a claim. Under the terms of an agreement that the Company entered into resulting in the dilution of 90% ownership of Cheetah BC as disclosed in note 5, the Company is liable for settlement of any dissenting shareholder claims arising out of the sale of Scotia to Cheetah PNG. In March 2008, the Company submitted a proposal to four dissenting minority shareholders in which it proposed to transfer an aggregate of 750,000 common stock in the capital of the Company in full and final settlement of the dissenting minority shareholders’ claim. The Company accrued $60,000 for this liability as at December 31, 2007 representing the approximate fair value of common stock being offered to the dissenting minority shareholders. As at March 31, 2008 no change was made to the accrued liability of $60,000.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited, expressed in U.S. dollars)

March 31, 2008

12. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements however, the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

13. SUBSEQUENT EVENTS

As described in note 6, the Company entered into a demand loan agreement with Invicta where Invicta agreed to advance up to $500,000 in tranches to the Company by way of a working capital loan. The loan is secured against the Company’s 10% equity investment in Cheetah BC and carries an interest rate of 8% per annum. An initial amount of $200,000 was advanced to the Company on April 2, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our Company’s audited financial statements and 10KSB for the year ended December 31, 2007 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our Company and the terms "we", "us" and "our" mean Cheetah Oil & Gas Ltd.

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

We currently hold a ten percent equity interest in Cheetah BC. Cheetah BC currently holds five petroleum prospecting licences and one petroleum retention licence in Papua New Guinea covering approximately 8.3 million acres. PRL 13, PPL 246 and PPL 250 are located in South-Central of Papua New Guinea and PPL 245, PPL 249 and PPL 252 are located along the Northern Coast.

Cash Requirements

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas. We currently hold a 10% equity interest in Cheetah BC, an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea.

Our Company has a limited operating history and is considered in the exploration stage. The success of our Company is significantly dependent on a successful drilling, completion and production program by our partner Invicta Oil & Gas Ltd. (Invicta). On March 28, 2008, Invicta changed its name to LNG Energy Ltd.

In order to maintain our 10% equity interest in Cheetah BC, we anticipate that we will require a minimum of $500,000 to fund estimated working capital for the next 12 months. To this end, we entered into an agreement with

Invicta on March 12, 2008 whereby Invicta has agreed to advance by way of a loan up to $500,000 to fund our estimated working capital requirements for the next 12 months. The loan carries an annual interest rate of 8% and is secured against our 10% equity interest in Cheetah BC. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional funds. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

Stock Based Compensation

The Company accounts for its stock options in accordance with FAS 123 (R) – Share Based Payment, and related interpretations in accounting for stock-based compensation awards to employees, directors and non-employees. In accordance with FAS 123 (R) – Share Based Payments, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital. If the stock options are exercised, the proceeds are credited to share capital.

Going Concern

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $90,748 for the three month period ended March 31, 2008 [2007 - $1,843,161] and at March 31, 2008 had a deficit accumulated during the exploration stage of $14,326,113 [December 31, 2007 - $14,235,365]. The Company has not generated any revenue, has a substantial accumulated deficit and negative working capital of $288,273 as at March 31, 2008. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. Should the Company be unsuccessful in obtaining further debt or equity financing in the near future, it may have to sell off its remaining 10% equity interest in Cheetah BC. The outcome of these matters cannot be predicted at this time.

On March 12, 2008 the Company entered into a demand loan agreement with Invicta whereby Invicta agreed to advance up to $500,000 in tranches to the Company by way of a working capital loan.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Results of Operations – Three Months Ended March 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the three-month period ended March 31, 2008 which are included herein.

Our net loss and comprehensive loss for the three months ended March 31, 2008, for the three months ended March 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2008 $	Three Months Ended March 31, 2007 $	Change Between Three Month Period Ended March 31, 2008 and March 31, 2007 $
Legal, accounting and audit	(56,254)	(136,509)	80,255
General and administrative	(3,093)	(1,187,767)	1,184,674
Consulting fees	(41,837)	(70,427)	28,590
Interest and accretion	(2,904)	(402,416)	399,512
Unrealized gains (loss) on warrants	11,000	(71,959)	82,959
Foreign exchange gain	2,340	21,396	(19,056)
Other Income	-	4,521	(4,521)
Net loss and comprehensive loss for the period	(90,748)	(1,843,161)	1,752,413

Revenues

We have had no operating revenues since our inception on May 5, 1992 through to the period ended March 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The decrease in our general and administrative expenses for the three months ended March 31, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie Holdings (USA) Inc. (“Macquarie”).

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for the three months ended March 31, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Consulting Fees

The decrease in consulting fees for the three months ended March 31, 2008 was due to a decrease in payments to the directors. During the period ending March 31, 2008 only two directors received monthly fees.

Interest and Accretion

The decrease in interest and accretion for the three months ended March 31, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Foreign Exchange Gain

The decrease in foreign exchange gain for the three months ended March 31, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC.

Unrealized gains (loss) on warrants

The change in unrealized gains (loss) on the warrants for the three months ended March 31, 2008 was due to the shorter period of time when the warrants expire, increase in the rate of volatility and the decrease in the stock price.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2008	2007
Current assets	$389,398	$2,267,650
Current liabilities	677,671	2,473,332
Working capital	$(288,273)	$(205,682)

Cash Flows

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows used in operating activities	$(41,720)	$(301,305)
Cash flows used in investing activities	-	(160,480)
Cash flows provided by financing activities	49,892	897,267
Net increase in cash during period	$8,172	$435,482

Operating Activities

Net cash used in operating activities was $41,720 in the three months ended March 31, 2008 compared with cash used in operating activities of $301,305 in the same period in 2007. The decrease of $259,585 in operating activities is mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations, has been significantly reduced.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended March 31, 2008 compared to net cash provided by investing activities of $160,480 in the same period in 2007 was mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations has been significantly reduced.

Financing Activities

Net cash used in financing activities was $49,892 in the three months ended March 31, 2008 compared to $897,267 in the same period in 2007, a decrease of $847,375. This is mainly attributable to the decrease in advances received.

Contractual Obligations

The Company does not have any contractual obligations or commercial commitments as of March 31, 2008.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, however, the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Changes in Accounting Policies

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

The Company measures it warrants at fair value in accordance with SFAS 157. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

  Level 1 – Quoted prices for identical instruments in active markets;

  Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

  Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model [see note 4] using the following inputs at March 31, 2008:

Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Total	(Level 1)	(Level 2)	(Level 3)
$ 5,000	$—	$5,000	$—

The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of SFAS No. 159 did not have a material effect on its financial statements.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2008, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. It should be noted that in the fourth financial quarter of 2006 we appointed a new Chief Executive Officer and Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that the internal controls and procedures as implemented by prior Management were inadequate. Since their appointment in October 2006, our Chief Executive Officer and Chief Financial Officer have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes were implemented over the past year to insure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2003. In particular, as part of this program we engaged an independent accounting firm experienced in US generally accepted accounting principles to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we continue to monitor our internal controls and in particular, to segregate accounting and financial reporting duties.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other than the issue noted below, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

On January 30, 2008, at a reconvened extraordinary meeting of Scotia Petroleum Inc. (“Scotia”), the majority shareholder of Scotia approved the sale of all the issued and outstanding shares of Scotia to Cheetah Oil & Gas PNG Ltd. (“Cheetah PNG”). As the sale constitutes a sale of all of Scotia’s property, Section 238 of the Business Corporations Act of British Columbia grants each of Scotia’s shareholders a right of dissent with respect to the sale. Four minority shareholders of Scotia dissented with respect to the sale and filed a claim. Under the terms of the Agreement that the Company entered into, the Company is liable for settlement of any dissenting shareholder claims arising out of the sale of Scotia to Cheetah PNG. In March 2008, the Company submitted a proposal to four dissenting minority shareholders in which it proposed to transfer an aggregate of 750,000 common stock in the capital of the Company in full and final settlement of the dissenting minority shareholders’ claim. The Company accrued $60,000 for this liability as at December 31, 2007 representing the approximate fair value of common stock being offered to the dissenting minority shareholders. As at March 31, 2008 no change was made to the accrued liability of $60,000. The Company has not finalized on the settlement.

Item 1A. Risk Factors

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

Risks Related to our Business

We have yet to attain profitable operations and because we will need to secure additional financing to maintain our 10% equity interest in Cheetah BC there is substantial doubt about our ability to continue as a going concern.

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

In their report on our annual financial statements for the year ended December 31, 2007, our independent auditors included explanatory paragraphs regarding their substantial doubts about our ability to continue as a going concern. This was due to the significant uncertainty regarding our ability to meet our current operating and capital expenses. Notwithstanding the completion of the dilution of the Company’s 90% ownership interest in Cheetah BC resulting from the subscription of shares of Cheetah BC by Invicta on November 30, 2007, our Company will require a minimum of $500,000 to fund estimated working capital for the calendar year 2008. However, there is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to fund operations.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. Our partner is engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. The properties in which we have a 10% equity interest through our residual investment in Cheetah BC are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not received any revenues nor have we realized a profit from our interests to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to maintain our 10% equity interest in Cheetah BC. The outcome of these matters cannot be predicted at this time.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed upon terms and conditions acceptable to the Company could have a materially adverse effect upon our Company. We will need funds sufficient to meet our operating expenses and will require further funds to maintain our 10% equity interest in Cheetah BC. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our Company. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our Company.

The decisions regarding the development and exploration of our only asset, the properties held by Cheetah BC, is dependent upon the management of Invicta, our partner, and thus beyond our control.

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

Substantial funds will be required to determine whether the properties in which we hold a 10% equity interest contain commercial oil and gas deposits and should be brought into production. This decision to invest our proportionate amount in the development of these properties will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies, and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. Our interests may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Our constating documents authorize the issuance of 500,000,000 shares of common stock, each with a par value of $0.001 and 100,000,000 shares of preferred stock, each with a par value of $0.001. The amendment to our corporation’s Articles to increase our authorized share capital and authorize the preferred shares does not have any immediate effect on the rights of existing shareholders. However, our board of directors will have the authority to issue authorized common stock and the preferred shares without requiring future shareholders approval of such issuances, except as may be required by applicable law or exchange regulations. To the extent that additional authorized common shares are issued in the future, they will decrease the existing shareholders’ percentage equity ownership and, depending upon the price at which they are issued, could be dilutive to the existing shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have agreed to issue 100,000 shares of our common stock to Invicta as consideration for providing the loan to our Company, issuable at a deemed price of $0.08 per share. The shares will be issued pursuant to Regulation S promulgated with the United States Securities Act of 1933 as amended, as Invicta is not a “U.S. Person” as defined under Regulation S.

Item 3. Default upon Invicta Loan Agreement

With reference to the loan agreement dated March 12, 2008 between Cheetah and Invicta for the principal amount of $500,000 due on demand, the following events constitutes a default by Cheetah (The Borrower) unless Invicta (Lender) agrees to waive such default:

  The Borrower fails to pay any amount owing to the Lender under this agreement when due, and such amount remains unpaid for five days;

  Any of the representations or warranties of the Borrower in this Agreement are misleading, or incorrect in any material respect;

  The Lender ceases to have a valid, perfected and enforceable charge over the Collateral;

  An order is made or a resolution passed by the liquidation or winding-up of the Borrower; or

  If the Borrower becomes insolvent, admits in writing its inability to pay its debts as they become due or otherwise acknowledges its insolvency, commits an act of bankruptcy, makes an assignment or bulk sale of its assets, is adjudged or declared bankrupt or makes an assignment for the benefit of creditors or a proposal or similar action under the Bankruptcy and Insolvency Act (Canada), the Companies Creditors’ Arrangement Act (Canada) or any similar legislation, or commences any other proceedings relating to it under any reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction whether now or thereafter in effect, or consents to any such proceeding.

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

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favor of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.17	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2007)

10.18	Amended Share Subscription Agreement dated for reference September 27, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.19	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.20	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10- KSB filed on April 8, 2005)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Isaac Moss

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

/s/ Isaac Moss
By: Isaac Moss, President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Financial Officer
and Principal Accounting Officer)

Dated: May 16, 2008