Form 10-Q
period 2008-06-30
CHEETAH OIL & GAS LTD.
filed 2008-08-14
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission File Number 000-50861

CHEETAH OIL & GAS LTD.
(Exact name of registrant as specified in its charter)

Nevada	93-1118938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17 VICTORIA ROAD, NANAIMO, B.C.	V9R 4N9
(Address of principal executive offices)	(Zip Code)

250-714-1101
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
[ X] YES [ ] NO

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 39,285,499 common shares issued and outstanding as of July 31, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and six month period ended June 30, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the 10-KSB for the year ended December 31, 2007.

Unaudited Interim Financial Statements

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)
June 30, 2008

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

As at:	June 30	December 31
	2008	2007
	$	$

ASSETS
Current
Cash and cash equivalents	55,687	7,861
Receivables [note 5]	368,630	2,259,343
Prepaid expenses	4,679	446
	428,996	2,267,650

Investment in Cheetah Oil & Gas (B.C.) Ltd. [note 5]	1,521,329	1,521,329
Equipment	2,353	2,614
	1,952,678	3,791,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 9]	501,709	2,457,332
Advances payable [note 6]	296,994	-
Fair value of warrants [note 4]	59,000	16,000
	857,703	2,473,332

Contingencies [note 11]

Stockholders’ equity
Common stock [note 7]
Common stock, $0.001 par value, authorized 500,000,000 shares issued and outstanding: 38,311,749 shares
[December 31, 2007 – 37,934,991 shares]	38,312	37,935
Additional paid in capital	15,274,916	15,192,568
Shares to be issued [note 7]	248,398	323,123
Deficit accumulated during the exploration stage	(14,466,651)	(14,235,365)
	1,094,975	1,318,261
	1,952,678	3,791,593

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

	Six	Six	Three	Three	Cumulative from
	months	months	months	months	Jan 28, 2003
	ended	ended	ended	ended	to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	$	$	$	$	$

General and administrative expenses
Liquidated damages fees	-	881,246	-	-	1,719,579
Accounting, audit and legal	95,924	254,226	39,670	117,717	1,381,135
Amortization of deferred charges	-	50,147	-	-	464,327
Depreciation	261	9,886	104	4,850	78,810
Interest	9,274	1,310,302	6,370	894,342	3,201,806
Interest - long-term debt	-	28,603	-	13,808	89,649
Application fees and permits	660	2,255	(1)	250	55,712
Accretion of debt discount on convertible notes	-	-	-	-	2,300,000
Directors’ fees	-	-	-	-	426,873
Consulting fees [note 9]	77,969	142,143	36,132	71,716	953,317
Office and miscellaneous	142	14,489	28	6,324	224,499
Investor relations and shareholder information	-	13,952	-	7,918	378,568
Insurance	-	(12,797)	-	(15,557)	180,868
Rental and communication	2,679	25,780	1,210	9,842	295,439
Salaries and benefits	-	13,289	-	7,050	141,031
Travel	690	78,938	(2)	47,080	535,354
Stock-based compensation	-	-	-	-	1,906,655
	187,599	2,812,459	83,511	1,165,340	14,333,622

Loss before other income (expense)	(187,599)	(2,812,459)	(83,511)	(1,165,340)	(14,333,622)
Impairment of oil & gas properties	-	(5,081,201)	-	(5,081,201)	(5,648,089)
Impairment of Goodwill	-	(497,000)	-	(497,000)	(497,000)
Foreign exchange gain (loss)	(687)	(119,245)	(3,027)	(140,641)	(273,336)
Gain on settlement of debt	-	-	-	-	2,461,070
Unrealized gains (losses) on warrants	(43,000)	(21,959)	(54,000)	50,000	2,284,000
Other income	-	5,381	-	860	33,059
Loss before income taxes	(231,286)	(8,526,483)	(140,538)	(6,833,322)	(15,973,918)
Income taxes recovery – deferred	-	1,378,000	-	1,378,000	(1,507,267)
Net loss and comprehensive loss for the period	(231,286)	(7,148,483)	(140,538)	(5,455,322)	(14,466,651)

Loss per share - basic and diluted	(0.01)	(0.19)	(0.00)	(0.15)

Weighted average number of common stock
outstanding - basic and diluted	38,177,363	36,679,481	38,177,363	36,679,481

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

					Cumulative
	Six	Six	Three	Three	from
	months	months	months	months	January 28,
	ended	ended	ended	ended	2003 to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	$	$	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(231,286)	(7,148,483)	(140,538)	(5,455,322)	(14,466,651)
Items not involving cash
Amortization of deferred charges	-	50,147	-	-	464,327
Depreciation	262	9,886	105	4,850	78,811
Gain on settlement of debt	-	-	-	-	(2,461,070)
Unrealized gain on warrants	43,000	21,959	54,000	(50,000)	(2,241,000)
Foreign exchange	-	130,733	-	130,733	182,268
Deferred income taxes	-	(1,378,000)	-	(1,378,000)	(1,507,267)
Non-cash directors’ fees	-	-	-	-	426,873
Non-cash interest fees	3,793	-	2,104	-	3,793
Stock-based compensation	-	-	-	-	1,906,654
Gain on disposal	-	(4,000)	-	-	(8,311)
Accretion of debt discount on convertible notes	-	13,544	-	-	2,300,000
Impairment of Oil & Gas	-	5,081,201	-	5,081,201	5,648,089
Impairment of Goodwill	-	497,000	-	497,000	497,000
Change in other assets and liabilities (net of effect of
acquisition of subsidiaries):
Prepaids and deposits	(26)	63,365	(5)	34,050	210,183
Accounts receivable	(9,287)	(14,407)	(2,043)	(9,824)	(42,344)
Refundable licences deposits	-	5,260	-	2,817	(111,941)
Accounts payable and accrued liabilities	236,401	2,228,621	171,908	1,000,626	4,329,008
Interest & penalties payable	4,969	-	4,015	-	2,552,174
Net cash used in operating activities	47,826	(443,174)	89,546	(141,869)	(2,239,404)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share
issuance costs	-	-	-	-	5,922,500
Proceeds on exercise of warrants	-	-	-	-	416,000
Proceeds from convertible note financing	-	-	-	-	5,000,000
Net issuance costs paid relating to note financing	-	-	-	-	(464,328)
Proceeds from capital loan	-	-	-	-	750,000
Subscriptions received	-	-	-	-	750,288
Repayment of capital lease	-	(5,532)	-	(2,799)	(23,681)
Repayment of advances payable to related parties	-	-	-	-	(1,174)
Advances payable	-	900,000	(49,892)	-	1,999,864
Net cash from financing activities	-	894,468	(49,892)	(2,799)	14,349,469
INVESTING ACTIVITIES
Purchase of equipment	-	-	-	-	(125,400)
Proceeds on disposal of equipment	-	8,318	-	-	25,733
Cash Investment in Cheetah BC	-	-	-	-	(8,715)
Oil and gas properties	-	(338,862)	-	(170,064)	(11,644,292)
Cash paid in connection with acquisition of Scotia, net
of cash received	-	-	-	-	(301,780)
Net cash used in investing activities	-	(330,544)	-	(170,064)	(12,054,454)
Increase in cash and cash equivalents	47,826	120,750	39,654	(314,732)	55,611
Cash and cash equivalents, beginning of period	7,861	82,688	16,033	518,170	76
Cash and cash equivalents, end of period	55,687	203,438	55,687	203,438	55,687

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

June 30, 2008

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the six month period ended June 30, 2008 and 2007 and are consolidated with the results of operations and changes in cash flows of its controlled subsidiaries from January 1, 2007 to June 30, 2007. The Company did not have any controlled subsidiaries during 2008. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

June 30, 2008

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model [see note 4] using the following inputs at June 30, 2008:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Total	(Level 1)	(Level 2)	(Level 3)

$ 59,000	$—	$59,000	$—

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

3. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $231,286 for the six month period ended June 30, 2008 [2007 - $7,148,483] and at June 30, 2008 had a deficit accumulated during the exploration stage of $14,466,651 [2007 - $14,235,365]. The Company has not generated any revenue, has

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

June 30, 2008

3. GOING CONCERN UNCERTAINTY (cont’d)

a substantial accumulated deficit and negative working capital of $428,707 as at June 30, 2008 [2007 - $205,682]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. Should the Company be unsuccessful in obtaining further debt or equity financing in the near future, it may have to sell off its remaining 10% equity interest in Cheetah BC. The outcome of these matters cannot be predicted at this time.

On March 12, 2008 the Company entered into a demand loan agreement with Invicta Oil and Gas Ltd (“Invicta”) where Invicta agreed to advance up to $500,000 in tranches to the Company by way of a working capital loan [notes 6&7]. On March 28, 2008, Invicta changed its name to LNG Energy Ltd.

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

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

		June 30, 2008		December 31, 2007
Risk free interest rate		4.00%		4.00%
Expected life		257 days		438 days
Expected volatility		454%		149%
Dividend per share	$	Nil	$	Nil

The fair value of the warrants as at June 30, 2008, was $59,000 (2007 - $16,000 and fair value upon issuance of convertible note on March 14, 2006 was $2,300,000.) During the six month period ended June 30, 2008 the movement in the fair value of the warrants was recorded as a loss in the statement of operations of $43,000 (2007 -$65,041).

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

June 30, 2008

5. INVESTMENT IN CHEETAH OIL & GAS (B.C.) LIMITED

On November 30, 2007 the Company closed on the transaction with Invicta resulting in the dilution of 90% ownership of Cheetah Oil & Gas Ltd. (“Cheetah BC”). The final consideration received by the Company totaled $13,691,278, allocated between the cancellation of the Convertible Notes ($7,550,000) and settlement of the other liabilities owing to creditors of the Company ($6,141,278). Of the consideration agreed to be paid by Invicta to the Company’s creditors, a balance of $340,000 remained outstanding at June 30, 2008 and was included in the balance of receivables.

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

June 30, 2008

6. ADVANCES PAYABLE

Advances payable consist of advances made in February 2008 by two unrelated parties totaling $45,000 US and $5,000 Cdn. The funds borrowed are repayable on August 31, 2008 including interest calculated at 15% per annum compounded monthly. The loans are unsecured. The advances were repaid in full when additional funds were borrowed from Invicta.

On March 12, 2008 the Company entered into a demand loan agreement with Invicta where Invicta agreed to advance up to $500,000 due on demand in tranches to the Company by way of a working capital loan. The loan is secured against the Company’s 10% equity investment in Cheetah BC and carries an interest rate of 8% per annum. An initial amount of $200,000 was advanced to the Company on April 2, 2008 and a further advance of $100,000 was given on May 7, 2008. The Company issued 100,000 shares of common stock at a fair value of $0.08 per share to Invicta as consideration for providing loans to the Company [note 7].

7. COMMON STOCK

On December 7, 2007 the Company entered into agreements to issue 1,196,749 common stock to settle the accrued interest payable on advances payable and long-term debt totaling $323,123. As at June 30, 2008 only 276,758 shares having a fair value of $74,725 have been issued.

On May 7, 2008, the Company issued 100,000 shares of common stock at a fair value of $0.08 per share to Invicta as consideration for providing loans to the Company. [note 6]

Stock Options

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

Warrants

The following summarizes the stock purchase warrant transactions for the six months ended June 30, 2008:

Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 1, 2008	4,221,429	4.46
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, June 30, 2008	4,221,429	4.46

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

June 30, 2008

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

For the six months ended June 30, 2008 the Company incurred consulting fees to two directors of the Company in the amount of $77,969 [2007 - $52,500]. As at June 30, 2008 consulting fees totaling $49,499 remain unpaid and is included in accounts payable and accrued liabilities.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six months	Six months	Cumulative from
	Ended	Ended	January 28, 2003
	June 30,	June 30,	to June 30,
	2008	2007	2008
	$	$	$
Cash paid during the period:
Interest	—	—	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	—	—	1,000,000
Purchase of capital lease assets	—	—	45,022
Share and warrants issued as share issue costs	—	—	71,429
Contribution received from a shareholder of the
Company in connection with the acquisition of Scotia
Petroleum Inc.	—	—	1,817,273
Debt settled for shares	—	—	680,501
Shares issued for services	—	—	1,426,873
Settlement of debt	—	—	13,691,278
Oil and gas property costs not paid yet	—	531,916	5,313,629

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

June 30, 2008

11. CONTINGENCIES

On January 30, 2008, at a reconvened extraordinary meeting of Scotia Petroleum Inc (“Scotia”), a company controlled by Cheetah BC, the majority shareholder of Scotia approved the sale of all the issued and outstanding shares of Scotia to Cheetah Oil & Gas (PNG) Ltd. (“Cheetah PNG”) another company controlled by Cheetah BC. As the sale constitutes a sale of all of Scotia’s property, Section 238 of the Business Corporations Act of British Columbia grants each of Scotia’s shareholders a right of dissent with respect to the sale. Four minority shareholders of Scotia dissented with respect to the sale and filed a claim. Under the terms of an agreement that the Company entered into resulting in the dilution of 90% ownership of Cheetah BC as disclosed in note 5, the Company is liable for settlement of any dissenting shareholder claims arising out of the sale of Scotia to Cheetah PNG. The Company accrued $60,000 for this liability as at December 31, 2007 representing the approximate fair value of common stock being offered to the dissenting minority shareholders. As at June 30, 2008 no change was made to the accrued liability of $60,000.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements however; the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

13. SUBSEQUENT EVENTS

As described in Note 11 on July 11, 2008 the Company issued 855,000 shares of restricted stock to the minority shareholders of Scotia as consideration for the outstanding shares of Scotia, held by the Scotia Shareholders.

On July 10, 2008 the Company decided to engage new auditors as our independent accountants to audit our financial statements. Out Board of Directors approved the change of accountants to Killman Murrell & Company, P.C. Accordingly, the Company dismissed Ernest & Young LLP on July 17, 2008.

On July 24, 2008 David Martin resigned as Director of our Company.

On July 25, 2008 Isaac Moss resigned as President and Director of our Company.

On July 28, 2008 Ian McKinnon and Dean Swansberg resigned as Directors of our Company.

On July 29, 2008 Robert McAllister was appointed President and Chief Executive Officer and Georgina Martin was appointed Chief Financial Officer of our Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our Company’s audited financial statements and 10-KSB for the year ended December 31, 2007 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

Our Company has a limited operating history and is considered to be in the exploration stage. The success of our Company is significantly dependent on a successful drilling, completion and production program by our partner Invicta Oil & Gas Ltd. (Invicta). On March 28, 2008, Invicta changed its name to LNG Energy Ltd.

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

Stock Based Compensation

The Company accounts for our stock options in accordance with FAS 123 (R) – Share Based Payment, and related interpretations in accounting for stock-based compensation awards to employees, directors and non-employees. In accordance with FAS 123 (R) – Share Based Payments, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital. If the stock options are exercised, the proceeds are credited to share capital.

Going Concern

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We incurred a net loss of $231,286 for the six month period ended June 30, 2008 [2007 - $7,148,483] and at June 30, 2008 had a deficit accumulated during the exploration stage of $14,466,651 [December 31, 2007 - $14,235,365]. We have not generated any revenue, have a substantial accumulated deficit and negative working capital of $428,707 as at June 30, 2008. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. Should we be unsuccessful in obtaining further debt or equity financing in the near future, we may have to sell off our remaining 10% equity interest in Cheetah BC. The outcome of these matters cannot be predicted at this time.

On March 12, 2008, the Company entered into a demand loan agreement with Invicta whereby Invicta agreed to advance up to $500,000 in tranches to our Company by way of a working capital loan.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Results of Operations – Three Months Ended June 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six month periods ended June 30, 2008 which are included herein.

Our net loss and comprehensive loss for the three months ended June 30, 2008, for the three months ended June 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2008 $	Three Months Ended June 30, 2007 $	Change Between Three Month Period Ended June 30, 2008 and June 30, 2007 $
Legal, accounting and audit	(39,670)	(117,717)	78,047
General and administrative	(1,339)	(81,565)	80,226
Consulting fees	(36,132)	(71,716)	35,584
Interest and accretion	(6,370)	(894,342)	887,972
Impairment of oil & gas properties	-	(5,081,201)	5,081,201
Impairment of goodwill	-	(497,000)	497,000
Unrealized gains (loss) on warrants	(54,000)	50,000	(104,000)
Foreign exchange gain (loss)	(3,027)	(140,641)	137,614
Income Taxes recovery – deferred	-	1,378,000	(1,378,000)
Other Income	-	860	(860)
Net loss and comprehensive loss for the period	(140,538)	(5,455,322)	5,314,784

Revenues

We have had no operating revenues since our inception on May 5, 1992 through to the period ended June 30, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The decrease in our general and administrative expenses for the three months ended June 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie Holdings (USA) Inc. (“Macquarie”).

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for the three months ended June 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Consulting Fees

The decrease in consulting fees for the three months ended June 30, 2008 was due to a decrease in payments to the directors. During the period ending June 30, 2008 only two directors received monthly fees.

Interest and Accretion

The decrease in interest and accretion for the three months ended June 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Foreign Exchange Gain (loss)

The decrease in foreign exchange loss for the three months ended June 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC.

Unrealized gain ( loss) on warrants

The change in unrealized gains (loss) on the warrants for the three months ended June 30, 2008 was due to the shorter period of time when the warrants expire, increase in the rate of volatility and the decrease in the stock price.

Operating Activities

Net cash used in operating activities was $89,546 for the three months ended June 30, 2008 compared with cash used in operating activities of $141,869 in the same period in 2007. The decrease of $52,323 in operating activities is mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations, has been significantly reduced.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended June 30, 2008 compared to net cash provided by investing activities of $170,064 in the same period in 2007 was mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result the scale of the Company’s operations, as well as costs associated with such operations, has been significantly reduced.

Financing Activities

Net cash used in financing activities was $49,892 in the three months ended June 30, 2008 compared to $2,799 in the same period in 2007, an increase of $47,093. This is mainly attributable to the payment of advances received.

Six months Ended June 30, 2008 and 2007

Our net loss and comprehensive loss for the six months ended June 30, 2008, for the six months ended June 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Six months Ended June 30, 2008 $	Six months Ended June 30, 2007 $	Change Between Six Month Period Ended June 30, 2008 and June 30, 2007 $
Legal, accounting and audit	(95,924)	(254,226)	158,302
General and administrative	(4,432)	(1,105,788)	1,101,356
Consulting fees	(77,969)	(142,143)	64,174
Interest and accretion	(9,274)	(1,310,302)	1,301,028
Impairment of oil & gas properties	-	(5,081,201)	5,081,201
Impairment of goodwill	-	(497,000)	497,000
Unrealized gains (loss) on warrants	(43,000)	(21,959)	(21,041)
Foreign exchange gain (loss)	(687)	(119,245)	118,558

Other Income	-	5,381	(5,381)
Income Taxes recovery – deferred	-	1,378,000	(1,378,000)
Net loss and comprehensive loss for the period	(231,286)	(7,148,483)	6,917,197

General and Administrative

The decrease in our general and administrative expenses for the six months ended June 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for the six months ended June 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Consulting Fees

The decrease in consulting fees for the six months ended June 30, 2008 was due to a decrease in payments to the directors. During the period ending June 30, 2008 only two directors received monthly fees to May 31, 2008 and only one director received monthly fees in June 2008.

Interest and Accretion

The decrease in interest and accretion for the six months ended June 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Foreign Exchange Gain (loss)

The decrease in foreign exchange loss for the six months ended June 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC.

Unrealized gains (loss) on warrants

The change in unrealized gains (loss) on the warrants for the six months ended June 30, 2008 was due to the shorter period of time when the warrants expire, increase in the rate of volatility and the decrease in the stock price.

Liquidity and Financial Condition

Working Capital
	At	At
	June 30,	December 31,
	2008	2007
Current assets	$428,996	$2,267,650
Current liabilities	857,703	2,473,332
Working capital	$(428,707)	$(205,682)

Cash Flows
	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows used in operating activities	$47,826	(443,174)
Cash flows used in investing activities	-	(330,544)
Cash flows provided by financing activities	-	894,468
Net increase in cash during period	$47,826	120,750

Operating Activities

Net cash used in operating activities was $47,826 for the six months ended June 30, 2008 compared with cash used in operating activities of $443,174 in the same period in 2007. The decrease of $395,348 in operating activities is mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations, has been significantly reduced.

Investing Activities

Net cash used in investing activities was $Nil in the six months ended June 30, 2008 compared to net cash provided by investing activities of $350,544 in the same period in 2007 was mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations has been significantly reduced.

Financing Activities

Net cash used in financing activities was $Nil in the six months ended June 30, 2008 compared to $894,468 in the same period in 2007 was mainly attributable to the decrease in advances received.

Contractual Obligations

We do not have any contractual obligations or commercial commitments as of June 30, 2008.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS No. 161 on our financial statements, however, the adoption of this statement is not expected to have a material effect on our financial statements.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model, using the following inputs at June 30, 2008:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs

Total	(Level 1)	(Level 2)	(Level 3)

$ 59,000	$—	$59,000	$—

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2008, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the audit committee of our board of directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 30, 2008, at a reconvened extraordinary meeting of Scotia Petroleum Inc. (“Scotia”), the majority shareholder of Scotia approved the sale of all the issued and outstanding shares of Scotia to Cheetah Oil & Gas PNG Ltd. (“Cheetah PNG”). As the sale constitutes a sale of all of Scotia’s property, Section 238 of the Business Corporations Act of British Columbia grants each of Scotia’s shareholders a right of dissent with respect to the sale. Four minority shareholders of Scotia dissented with respect to the sale and filed a claim. Under the terms of the Agreement that the Company entered into, the Company is liable for settlement of any dissenting shareholder claims arising out of the sale of Scotia to Cheetah PNG. In March 2008, the Company submitted a proposal to four dissenting minority shareholders in which it proposed to transfer an aggregate of 750,000 common stock in the capital of the Company in full and final settlement of the dissenting minority shareholders’ claim. The Company accrued $60,000 for this liability as at December 31, 2007 representing the approximate fair value of common stock being offered to the dissenting minority shareholders. As at June 30, 2008 no change was made to the accrued liability of $60,000. Effective May 15, 2008, we entered into a mutual release with Cheetah PNG, Scotia and the minority shareholders of Scotia, Paradigm United Kingdom Ltd., David Powell, Troy McIntyre and Wayne Richards. The mutual release settles the acquisition of the interests of the minority shareholders of Scotia with a May 16, 2008 effective date. Under the terms of the mutual release, we agreed to issue 855,000 shares of restricted stock to the minority shareholders of Scotia as consideration for the outstanding shares of Scotia held by the Scotia shareholders.

On July 11, 2008 the Company issued 855,000 shares of restricted stock to the minority shareholders of Scotia as consideration for the outstanding shares of Scotia, held by the Scotia Shareholders.

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

Risks Related to our Business

We have yet to attain profitable operations and because we will need to secure additional financing to maintain our 10% equity interest in Cheetah BC, there is substantial doubt about our ability to continue as a going concern.

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

Certain projects in which we have interests are located in Papua New Guinea. Exploration activities in Papua New Guinea may be affected in varying degrees by political instabilities and government regulations relating to the oil and gas industry. Any changes in regulations or shifts in political conditions are beyond our control and may adversely affect our business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, and expropriations of property, environmental legislation and safety. The status of Papua New Guinea as a developing country may make it more difficult for us to obtain any required financing for our projects. The effect of all these factors cannot be accurately predicted. Notwithstanding the progress achieved in restructuring Papua New Guinea political institutions and revitalizing its economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Papua New Guinea economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Papua New Guinea fails to continue its growth or suffers a recession, we may not be able to continue our operations in that country. We do not carry political risk insurance.

The loss of any of our key management personnel would have an adverse impact on future development and could impair our ability to succeed.

We are dependent on our ability to hire and retain highly skilled and qualified personnel, including Robert McAllister and Georgina Martin who are also our directors and officers. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2008, we issued 855,000 shares of our common stock to four non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Default upon Invicta Loan Agreement

With reference to the loan agreement dated March 12, 2008 between Cheetah and Invicta for the principal amount of $500,000 due on demand, the following events constitutes a default by Cheetah (Borrower) unless Invicta (Lender) agrees to waive such default:

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

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On July 10, 2008, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Killman Murrell & Company, P.C. Accordingly, we dismissed Ernst & Young LLP, on July 17, 2008.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2007 and in the subsequent interim periods through June 30, 2008 there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The reports on the financial statements prepared by Ernst & Young LLP, for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principals except that Ernst & Young LLP, expressed in their reports substantial doubt about our ability to continue as a going concern.

We have engaged the firm of Killman Murrell & Company, P.C., as of July 17, 2008. During the last two fiscal years and subsequent interim periods preceding their engagement, Killman Murrell & Company, P.C. was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements .

On July 24, 2008, David Martin resigned as a director of our Company.

On July 25, 2008, Isaac Moss resigned as president and director of our Company and Robert McAllister was elected a director of our Company.

On July 28, 2008, Ian McKinnon and Dean Swanberg resigned as directors of our Company.

On July 29, 2008, Robert McAllister was appointed President and Chief Executive Officer of our Company and Georgina Martin was appointed Chief Financial Officer of our Company.

Item 6. Exhibits

Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

Exhibit
Number	Description
3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)
(4)	Instruments Defining the Rights of Security Holders
4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)
4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)
(10)	Material Contracts
10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)
10.2	Form of Share Purchase Agreement dated May 13, 2004 (incorporated by reference from our Current Report on Form 8-K filed on July 8, 2004)
10.3	Engagement Letter with CK Cooper & Co. dated February 10, 2005 (incorporated by reference from our Current Report on Form 8-K filed on February 16, 2005)
10.4	Managing Dealer Agreement with CK Cooper & Co. dated March 31, 2005 (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
10.5

Form of Subscription Agreement with the following subscribers, in connection with the private placement on May 26, 2005 (incorporated by reference from our Current Report on Form 8-K filed on June 2, 2005):

Gary Brennglass
B&E Apartments, LP
HEM Properties
Frey Living Trust
Edward Ajootian
Bruce E. O’Brien Living Trust Dated 12/17/91
Kent Seymour & Maskaria Seymour
GSSF Master Fund, LP
Gryphon Master Fund, L.P.
Colonial Fund, LLC
Enable Opportunity Partners L.P.
Enable Growth Partners L.P.
Cranshire Capital, L.P.
Bushido Capital Master Fund, LP
Gamma Opportunity Capital Partners, LP Class C
Gamma Opportunity Capital Partners, LP Class A
Renata Kalweit

10.6	Management Agreement with Garth Braun dated for reference May 1, 2005. (incorporated by reference from our Registration Statement on Form SB-2 filed on June 23, 2005)

Exhibit
Number	Description
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

10.12	Guaranty dated March 14, 2006 with Scotia Petroleum Inc. in favor of Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.13	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.14	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.15	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.16	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.17	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2007)
10.18	Amended Share Subscription Agreement dated for reference September 27, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)
10.19	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)
10.20	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(31)	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit
Number	Description
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin
(99)	Additional Exhibits
99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)
99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: August 14, 2008	/s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: August 14, 2008	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)