Form 10-Q
period 2008-09-30
CHEETAH OIL & GAS LTD.
filed 2008-11-13
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

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
40,086,740 common shares issued and outstanding as of November 10, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month period ended September 30, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the 10-KSB for the year ended December 31, 2007.

Unaudited Interim Financial Statements

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)
September 30, 2008

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

As at:	September 30	December 31
	2008	2007
	$	$

ASSETS
Current
Cash and cash equivalents	15,715	7,861
Receivables [note 5]	368,381	2,259,343
Prepaid expenses	2,103	446
	386,199	2,267,650

Investment in Cheetah Oil & Gas (B.C.) Ltd. [note 5]	1,521,329	1,521,329
Equipment	2,222	2,614
	1,909,750	3,791,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 9]	451,551	2,457,332
Advances payable [note 6]	289,080	-
Fair value of warrants [note 4]	39,000	16,000
	779,631	2,473,332

Contingencies [note 11]

Stockholders’ equity
Common stock [note 7]
Preferred stock, $0.001 par value, authorized 100,000,000 shares issued and outstanding: Nil
Common stock, $0.001 par value, authorized 500,000,000 shares issued and outstanding: 40,086,740 shares
[December 31, 2007 – 37,934,991 shares]	40,087	37,935
Additional paid in capital	15,581,539	15,192,568
Shares to be issued [note 7]	-	323,123
Deficit accumulated during the exploration stage	(14,491,507)	(14,235,365)
	1,130,119	1,318,261
	1,909,750	3,791,593

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

	Nine	Nine	Three	Three	Cumulative
	months	months	months	months	Jan 28, 2003
	ended	ended	ended	ended	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$

General and administrative expenses
Liquidated damages fees	-	881,246	-	-	1,719,579
Accounting, audit and legal	109,220	305,849	13,296	51,623	1,394,431
Amortization of deferred charges	-	50,147	-	-	464,327
Depreciation	392	15,031	131	5,145	78,941
Interest	17,596	2,054,864	8,322	744,562	3,210,128
Interest - long-term debt	-	46,179	-	17,576	89,649
Application fees and permits	653	2,255	(8)	-	55,705
Accretion of debt discount on convertible notes	-	-	-	-	2,300,000
Directors’ fees	-	-	-	-	426,873
Consulting fees	102,150	224,292	24,181	82,149	977,498
Office and miscellaneous	142	27,661	-	13,172	224,499
Investor relations and shareholder information	-	14,531	-	579	378,568
Insurance (recovery)	-	(5,997)	-	6,800	180,868
Rental and communication	5,308	50,200	2,629	24,420	298,068
Salaries and benefits	-	60,033	-	46,744	141,031
Travel	1,202	96,781	512	17,843	535,866
Stock-based compensation	-	-	-	-	1,906,655
	236,663	3,823,072	49,063	1,010,613	14,382,686
Loss before other income (expense)	(236,663)	(3,823,072)	(49,063)	(1,010,613)	(14,382,686)
Impairment of oil & gas properties	-	(5,648,089)	-	(566,888)	(5,648,089)
Impairment of Goodwill	-	(497,000)	-	-	(497,000)
Foreign exchange gain (loss)	3,521	(143,276)	4,208	(24,031)	(269,128)
Gain on settlement of debt	-	-	-	-	2,461,070
Unrealized gains (losses) on warrants	(23,000)	58,041	20,000	80,000	2,304,000
Other income	-	6,171	-	790	33,059
Loss before income taxes	(256,142)	(10,047,225)	(24,855)	(1,520,742)	(15,998,774)
Income taxes recovery – deferred	-	1,378,000	-	-	1,507,267

Net loss and comprehensive loss for the period	(256,142)	(8,669,225)	(24,855)	(1,520,742)	(14,491,507)

Loss per share - basic and diluted	(0.01)	(0.24)	(.00)	(0.04)

Weighted average number of common stock
outstanding - basic and diluted	38,658,308	36,679,481	39,604,515	36,679,481

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

			Cumulative
	Nine	Nine	from
	months	months	January 28,
	ended	ended	2003 to
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(256,142)	(8,669,225)	(14,491,507)
Items not involving cash
Amortization of deferred charges	-	50,147	464,327
Depreciation	392	15,031	78,941
Gain on settlement of debt	-	-	(2,461,070)
Unrealized gain on warrants	23,000	(58,041)	(2,261,000)
Foreign exchange	-	130,733	182,268
Deferred income taxes	-	(1,378,000)	(1,507,267)
Non-cash directors’ fees	-	-	426,873
Non-cash interest fees	5,897	-	5,897
Stock-based compensation	-	-	1,906,654
Gain on disposal	-	(4,000)	(8,311)
Accretion of debt discount on convertible notes	-	13,544	2,300,000
Impairment of Oil & Gas Properties	-	5,648,089	5,648,089
Impairment of Goodwill	-	497,000	497,000
Change in other assets and liabilities (net of effect of acquisition of subsidiaries):
Prepaids and deposits	446	51,334	210,655
Accounts receivable	(9,038)	(18,273)	(42,095)
Refundable licences deposits	-	1,048	(111,941)
Accounts payable and accrued liabilities	(56,470)	(30,572)	4,036,137
Interest & penalties payable	10,689	3,114,728	2,557,894
Net cash used in operating activities	(281,226)	(636,457)	(2,568,456)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	-	-	5,922,500
Proceeds on exercise of warrants	-	-	416,000
Proceeds from convertible note financing	-	-	5,000,000
Net issuance costs paid relating to note financing	-	-	(464,328)
Proceeds from capital loan	-	-	750,000
Subscriptions received	-	-	750,288
Repayment of capital lease	-	(7,351)	(23,681)
Repayment of advances payable to related parties	-	-	(1,174)
Advances payable	289,080	1,056,000	2,288,944
Net cash from financing activities	289,080	1,048,649	14,638,549
INVESTING ACTIVITIES
Purchase of equipment	-	(6,544)	(125,400)
Proceeds on disposal of equipment	-	8,318	25,733
Cash Investment in Cheetah BC	-	-	(8,715)
Oil and gas properties	-	(390,219)	(11,644,292)
Cash paid in connection with acquisition of Scotia, net of cash received	-	-	(301,780)
Net cash used in investing activities	-	(388,445)	(12,054,454)
Increase in cash and cash equivalents	7,854	23,747	15,639
Cash and cash equivalents, beginning of period	7,861	82,688	76
Cash and cash equivalents, end of period	15,715	106,435	15,715

See accompanying notes

Cheetah Oil & Gas Ltd.	7
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

September 30, 2008

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the nine month period ended September 30, 2008 and 2007 and are consolidated with the results of operations and changes in cash flows of its controlled subsidiaries from January 1, 2007 to September 30, 2007. The Company did not have any controlled subsidiaries during 2008. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Cheetah Oil & Gas Ltd.	8
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

September 30, 2008

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model [see note 4] using the following inputs at September 30, 2008 was as follows:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs

Total	(Level 1)	(Level 2)	(Level 3)

$ 39,000	$—	$39,000	$—

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

3. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $256,142 for the nine month period ended September 30, 2008 [2007 - $8,669,225] and at September 30, 2008 had a deficit accumulated during the exploration stage of $14,491,507 [2007 - $14,235,365]. The Company has not generated any revenue, has a substantial accumulated deficit and negative working capital of $393,432 as at September 30, 2008

Cheetah Oil & Gas Ltd.	9
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

September 30, 2008

3. GOING CONCERN UNCERTAINTY (cont’d)

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

On March 12, 2008 the Company entered into a demand loan agreement with Invicta Oil and Gas Ltd (“Invicta”) where Invicta agreed to advance up to $500,000 in tranches to the Company by way of a working capital loan [notes 6 & 7]. On March 28, 2008, Invicta changed its name to LNG Energy Ltd.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4. CONVERTIBLE NOTES

Convertible Notes Issued on March 14, 2006

On March 14, 2006, the Company issued convertible notes (“Convertible Notes”) to purchase shares of the Company's common stock for total gross proceeds of $5,000,000. The Convertible Notes were a liability that could have been converted into shares of the Company’s common stock prior to payout by the Company. At November 14, 2007 the debt was settled in-full for $7,550,000 resulting in a gain on settlement of debt in the amount of $1,543,584.

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

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30, 2008	December 31, 2007
Risk free interest rate	4.00%	4.00%
Expected life	165 days	438 days
Expected volatility	586%	149%
Dividend per share	$Nil	$Nil

The fair value of the warrants as at September 30, 2008, was $39,000 (2007 - $16,000 and fair value upon issuance of convertible note on March 14, 2006 was $2,300,000.) During the nine month period ended September 30, 2008 the movement in the fair value of the warrants was recorded as a loss in the statement of operations of $23,000 (2007 - $65,041).

Cheetah Oil & Gas Ltd.	10
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

September 30, 2008

5. INVESTMENT IN CHEETAH OIL & GAS (B.C.) LIMITED

On November 30, 2007 the Company closed on the transaction with Invicta resulting in the dilution of 90% ownership of Cheetah Oil & Gas Ltd. (“Cheetah BC”). The final consideration received by the Company totaled $13,691,278, allocated between the cancellation of the Convertible Notes ($7,550,000) and settlement of the other liabilities owing to creditors of the Company ($6,141,278). Of the consideration agreed to be paid by Invicta to the Company’s creditors, a balance of $340,000 remained outstanding at September 30, 2008 and was included in the balance of receivables.

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

Cheetah Oil & Gas Ltd.	11
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

September 30, 2008

6. ADVANCES PAYABLE

Advances payable consist of advances made in February 2008 by two unrelated parties totaling $45,000 US and $5,000 Cdn. The funds borrowed are due on or before on August 31, 2008 including interest calculated at 15% per annum compounded monthly. The loans are unsecured. The advances were repaid in full on April 4, 2008 when additional funds were borrowed from Invicta [note 3].

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

7. COMMON STOCK

On December 7, 2007 the Company entered into agreements to issue 1,196,749 shares of common stock to settle the accrued interest payable on advances payable and long-term debt totaling $323,123. As at September 30, 2008 all the shares have been issued.

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

Warrants

The following summarizes the stock purchase warrant transactions for the nine months ended September 30, 2008:

Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 1, 2008	4,221,429	4.46
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, September 30, 2008	4,221,429	4.46

Cheetah Oil & Gas Ltd.	12
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

September 30, 2008

8. SEGMENTED INFORMATION

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

For the nine months ended September 30, 2008 the Company incurred consulting fees to two directors of the Company in the amount of $102,150 [2007 - $52,500]. As at September 30, 2008 consulting fees totaling $53,667 remain unpaid and is included in accounts payable and accrued liabilities.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine months	Nine months	Cumulative from
	Ended	Ended	January 28, 2003
	Sept. 30,	Sept. 30,	to Sept. 30,
	2008	2007	2008
	$	$	$
Cash paid during the period:
Interest	—	—	14,509
Non-cash transactions:
Shares issued for acquisition of Scotia	—	—	1,000,000
Shares issued for Settlement of Scotia Minority S/H’s	60,000		60,000
Purchase of capital lease assets	—	—	45,022
Share and warrants issued as share issue costs	—	—	71,429
Contribution received from a shareholder of the
Company in connection with the acquisition of Scotia
Petroleum Inc.	—	—	1,817,273
Debt settled for shares	—	—	680,501
Shares issued for services	—	—	1,426,873
Shares issued for accrued interest payable	323,123		323,123
Accounts Receivable/Accounts Payable	1,900,000		1,900,000
Settlement of debt	—	—	13,691,278
Oil and gas property costs not paid yet	—	1,047,447	5,313,629

Cheetah Oil & Gas Ltd.	13
(an exploration stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

September 30, 2008

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

On July 11, 2008 the Company issued 855,000 shares of restricted stock to the minority shareholders of Scotia as consideration for the outstanding shares of Scotia held by the Scotia Shareholders

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

13. SUBSEQUENT EVENTS

On October 1, 2008 the Company entered into a consulting agreement with Robert McAllister, CEO and director of Cheetah Oil & Gas Limited. The Company will pay remuneration for his services at five thousand United States Dollars (US$5,000) per month beginning August 1, 2008, together with any such increments thereto as the Board of Directors of the Company determine after six months from signing. The Company will also immediately grant a stock option package of two million options (2,000,000) exercisable at 15 cents per share and valid for five (5 yrs), vesting at 500,000 upon signing this agreement; 500,000 – 90 days after signing this agreement; and 1,000,000 – 180 days after signing this agreement.

On September 11, 2008 Cheetah Oil & Gas Limited received notification from LNG Energy Ltd. giving notice for all funds to be paid on the demand loan advanced. The Company has 90 days from receipt of the demand letter to pay LNG Energy all funds owing plus interest due on the loan.

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

Stock Based Compensation

The Company account for our stock options in accordance with FAS 123 (R) – Share Based Payment, and related interpretations in accounting for stock-based compensation awards to employees, directors and non-employees. In accordance with FAS 123 (R) – Share Based Payments, the Company recognizes stock-based compensation expense based on the fair value of the stock options on the date of grant. The fair value of the stock options at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital. If the stock options are exercised, the proceeds are credited to share capital.

Going Concern

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We incurred a net loss of $256,142 for the nine month period ended September 30, 2008 [2007 - $8,669,225] and at September 30, 2008 had a deficit accumulated during the exploration stage of $14,491,507 [December 31, 2007 - $14,235,365]. We have not generated any revenue, have a substantial accumulated deficit and negative working capital of $393,432 as at September 30, 2008. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. Should we be unsuccessful in obtaining further debt or equity financing in the near future, we may have to sell off our remaining 10% equity interest in Cheetah BC. The outcome of these matters cannot be predicted at this time.

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

Results of Operations – Nine Months Ended September 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine month periods ended September 30, 2008 which are included herein.

Our net loss and comprehensive loss for the three months ended September 30, 2008, for the three months ended September 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2008 $	Three Months Ended September 30, 2007 $	Change Between Three Month Period Ended September 30, 2008 and September 30, 2007 $
Legal, accounting and audit	(13,296)	(51,623)	38,327
General and administrative	(3,264)	(132,279)	129,015
Consulting fees	(24,181)	(82,149)	57,968
Interest and accretion	(8,322)	(744,562)	736,240
Impairment of oil & gas properties	-	(566,888)	566,888
Impairment of goodwill	-	-	-
Unrealized gains (loss) on warrants	20,000	80,000	(60,000)
Foreign exchange gain (loss)	4,208	(24,031)	28,239
Income Taxes recovery – deferred	-	-	-
Other Income	-	790	(790)
Net loss and comprehensive loss for the period	(24,855)	(1,520,742)	1,495,887

Revenues

We have had no operating revenues since our inception on May 5, 1992 through to the period ended September 30, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The decrease in our general and administrative expenses for the three months ended September 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie Holdings (USA) Inc. (“Macquarie”).

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for the three months ended September 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Consulting Fees

The decrease in consulting fees for the three months ended September 30, 2008 was due to a decrease in payments to the directors. During the period ending September 30, 2008 only two directors received monthly fees.

Interest and Accretion

The decrease in interest and accretion for the three months ended September 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Foreign Exchange Gain (loss)

The decrease in foreign exchange loss for the three months ended September 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC.

Unrealized gain ( loss) on warrants

The change in unrealized gains (loss) on the warrants for the three months ended September 30, 2008 was due to the shorter period of time when the warrants expire, increase in the rate of volatility and the decrease in the stock price.

Operating Activities

Net cash used in operating activities was $39,972 for the three months ended September 30, 2008 compared with cash used in operating activities of $193,283 in the same period in 2007. The decrease of $153,311 in operating activities is mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations, has been significantly reduced.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended September 30, 2008 compared to net cash provided by investing activities of $57,901 in the same period in 2007 was mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result the scale of the Company’s operations, as well as costs associated with such operations, has been significantly reduced.

Financing Activities

Net cash used in financing activities was $Nil in the three months ended September 30, 2008 compared to $154,181 in the same period in 2007, an decrease of $154,181. This is mainly attributable to $156,000 in advances received.

Nine months Ended September 30, 2008 and 2007

Our net loss and comprehensive loss for the nine months ended September 30, 2008, for the nine months ended September 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended September 30, 2008 $	Nine months Ended September 30, 2007 $	Change Between Nine Month Period Ended September 30, 2008 and September 30, 2007 $
Legal, accounting and audit	(109,220)	(305,849)	196,629
General and administrative	(7,697)	(1,238,067)	1,230,370
Consulting fees	(102,150)	(224,292)	122,142
Interest and accretion	(17,596)	(2,054,864)	2,037,268
Impairment of oil & gas properties	-	(5,648,089)	5,648,089
Impairment of goodwill	-	(497,000)	497,000
Unrealized gains (loss) on warrants	(23,000)	58,041	(81,041)
Foreign exchange gain (loss)	3,521	(143,276)	146,797
Other Income	-	6,171	(6,171)
Income Taxes recovery – deferred	-	1,378,000	(1,378,000)
Net loss and comprehensive loss for the period	(256,142)	(8,669,225)	8,413,083

General and Administrative

The decrease in our general and administrative expenses for the nine months ended September 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for the nine months ended September 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Consulting Fees

The decrease in consulting fees for the nine months ended September 30, 2008 was due to a decrease in payments due to the directors. During the period ending September 30, 2008 only two directors received monthly fees to May 31, 2008 and only one director received monthly fees for June and July, 2008. Two directors received monthly fees during August and September 2008.

Interest and Accretion

The decrease in interest and accretion for the nine months ended September 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC and the retirement of the convertible notes payable to Macquarie.

Foreign Exchange Gain (loss)

The decrease in foreign exchange loss for the nine months ended September 30, 2008 was due to the transaction for the dilution of 90% ownership of Cheetah BC.

Unrealized gains (loss) on warrants

The change in unrealized gains (loss) on the warrants for the nine months ended September 30, 2008 was due to the shorter period of time when the warrants expire, increase in the rate of volatility and the decrease in the stock price.

Liquidity and Financial Condition

Working Capital

	At
	September	At
	30,	December 31,
	2008	2007
Current assets	$386,199	$2,267,650
Current liabilities	779,631	2,473,332
Working capital	$(393,432)	$(205,682)

Cash Flows
	Nine Months Ended
	September	September
	30,	30,
	2008	2007
Cash flows used in operating activities	$(281,226)	(636,457)
Cash flows used in investing activities	-	(388,445)
Cash flows provided by financing activities	289,080	1,048,649
Net increase in cash during period	$7,854	23,747

Operating Activities

Net cash used in operating activities was $281,226 for the nine months ended September 30, 2008 compared with cash used in operating activities of $636,457 in the same period in 2007. The decrease of $355,231 in operating activities is mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations, has been significantly reduced.

Investing Activities

Net cash used in investing activities was $Nil in the nine months ended September 30, 2008 compared to net cash provided by investing activities of $388,445 in the same period in 2007 was mainly attributable to the dilution of 90% ownership of Cheetah BC. As a result of this transaction the Company now only holds a 10% equity investment in Cheetah BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations has been significantly reduced.

Financing Activities

Net cash from financing activities was $289,080 in the nine months ended September 30, 2008 compared to $1,048,649 in the same period in 2007 was mainly attributable to the decrease in advances received.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

We measure our warrants at fair value in accordance with SFAS 157. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model, using the following inputs at September 30, 2008 was as follows:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs

Total	(Level 1)	(Level 2)	(Level 3)

$ 39,000	$—	$39,000	$—

The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of SFAS No. 159 did not have a material effect on our financial statements.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed upon terms and conditions acceptable to our Company could have a materially adverse effect upon our Company. We will need funds sufficient to meet our operating expenses and will require further funds to maintain our 10% equity interest in Cheetah BC. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our Company. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our Company.

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

In connection with the audits of our Company’s financial statements for each of the two fiscal years ended December 31, 2007 and in the subsequent interim periods through June 30, 2008 there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The reports on the financial statements prepared by Ernst & Young LLP, for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principals except that Ernst & Young LLP, expressed in their reports substantial doubt about our ability to continue as a going concern.

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

Item 6. Exhibits

Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)

(4)	Instruments Defining the Rights of Security Holders

4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)

4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)

(10)	Material Contracts

10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)

10.2	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.3	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.4	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.5	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.6	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2007)

10.7	Amended Share Subscription Agreement dated for reference September 27, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

Exhibit Number	Description

10.8	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.9	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

(99)	Additional Exhibits

99.1	Petroleum Prospecting Licence #245 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.2	Petroleum Prospecting Licence #246 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.3	Petroleum Prospecting Licence #249 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.4	Petroleum Prospecting Licence #250 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.5	Petroleum Prospecting Licence #252 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

99.6	Petroleum Retention Licence #13 (incorporated by reference from our Registration Statement on Form SB-2/A filed on December 1, 2005)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: November 13, 2008	/s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: November 13, 2008	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)