Form 10-K
period 2008-12-31
CHEETAH OIL & GAS LTD.
filed 2009-04-14
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 000-50861

CHEETAH OIL & GAS LTD.
(Exact name of registrant as specified in its charter)

Nevada	93-1118938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 VICTORIA ROAD, NANAIMO, BRITISH COLUMBIA, CANADA	V9R 4N9
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	250-714-1101

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 17, 2009 was
$354,902 based on a $0.01 closing price for the Common Stock on March 17, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 37,086,740 common shares as of March 17, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.      Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Cheetah" mean Cheetah Oil & Gas Ltd.

General Overview

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

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas. Until recently, we were engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea through our ten percent equity interest in Cheetah Oil & Gas B.C. Ltd. (“Cheetah BC”). On November 25, 2008, we sold our remaining 10% interest in Cheetah BC.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Overview of Business over the Last Five Years

On March 5, 2004, we entered into an acquisition agreement with Georgina Martin, the sole shareholder of Cheetah BC a British Columbia company, for the acquisition of all the outstanding equity securities of Cheetah BC, being 100 shares of common stock, in exchange for 25,000,000 shares of our common stock. As a result of this transaction, Cheetah BC became our wholly owned subsidiary. The principal assets of Cheetah BC were three petroleum prospecting licences: PPL #249, PPL #250 and PPL #252 issued by the Minister of Petroleum and Energy for Papua New Guinea. The licences required Cheetah to engage in exploratory and developmental activities by certain dates as specified in the respective licences, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities. PPL #249 covers a total of 1,501,050 acres, PPL #250 covers a total of 2,001,400 acres and PPL #252 covers a total of 1,841,288 acres.

On June 24, 2004, our former wholly owned subsidiary Cheetah BC entered into an acquisition agreement with the controlling shareholders of Scotia Petroleum Inc. (“Scotia”) to acquire 31,518,829 Scotia common shares or an 85.14% controlling interest (of a total of 37,018,829 Scotia shares issued and outstanding). As consideration, we paid the sum of $301,887 US dollars to the selling Scotia shareholders. In addition, one of our shareholders (who was not an affiliate of our Company) who was also a Scotia shareholder contributed 256,315 shares of restricted stock of our Company valued at $1,817,273 to the other Scotia shareholders. The share value of $7.09 was based on the average market price of our Company’s common stock over the five-day period before and after May 13, 2004, the date of agreement to purchase our Company. Cheetah BC has also acquired an option to purchase an additional 13.51%, or 5,000,000 shares, of the issued shares of Scotia for a period of two years for $1,000,000. On March 10, 2005 we exercised our option to acquire the additional Scotia shares, and as consideration for which we issued 142,000 restricted shares of common stock on March 17, 2005 of our Company at $7.04 per share. The share value of $7.04 was based on the average market price of our Company’s common stock over the five-day period before and after March 10, 2005. As a result, Scotia became a majority controlled subsidiary as Cheetah BC held 98.65% of the issued and outstanding shares of Scotia. As a consequence of the sale of the Company’s 90% interest by virtue of the sale of our 90% equity interest of Cheetah BC to Invicta Oil & Gas Ltd. (“Invicta”) in November 2007, Scotia ceased to remain a majority controlled subsidiary.

The principal assets of Scotia are two Petroleum Prospecting Licences (PPL) - PPL #245 and PPL #246 - issued by the Minister of Petroleum Energy for Papua New Guinea. The licences required Scotia to engage in exploratory and developmental activities by certain dates, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities. Scotia will be required to expend certain minimum amounts in respect of the licences.

Subsequent to Cheetah acquiring Scotia, the Company hired Tayfun Babadagli, PhD to prepare a reservoir study on the Kuru structure. The results of the study were received during November 2004. Under PPL #246 Cheetah then applied for a petroleum retention licence (PRL) on the Kuru structure on November 12, 2004 and was granted PRL #13 on January 27, 2005, covering 40,000 acres. PRL #13 was the only PRL granted.

In late October of 2004 we entered into an agreement with Grey Creek Petroleum Inc. pursuant to which we had the option to acquire a 97.5% interest in two further Petroleum Prospecting Licences in Papua New Guinea, being PPL #257 and PPL #258. After review, we elected not to proceed with the agreement with Grey Creek.

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

As a result of the Company’s sale of 90% ownership in Cheetah BC on November 30, 2007, the Company ceased to consolidate the financial position, results of operations and changes in cash flows of Cheetah BC and subsidiary companies as at that date. In addition, the Company did not exercise any significant influence over Cheetah BC as a result of its residual 10% ownership interest. The carrying value of the Company’s remaining investment in Cheetah BC ($1,521,329) was calculated at 10% of the carrying value of the net assets of Cheetah BC and subsidiary companies immediately before the dilution under the equity method of accounting for business combinations.

As a result of the transaction entered into by our Company, we were able to satisfy the Convertible Notes, including all interest, fees and penalties at a cost of $7,550,000 resulting in a gain on settlement of debt in the amount of $1,543,584 and retire other liabilities owing to unsecured creditors at a cost of $6,141,278 resulting in a gain on settlement of debt in the amount of $917,486.

Cheetah BC was required to expend certain minimum amounts in respect of its licences. Under the terms of the agreement, to maintain our 10% equity interest in Cheetah BC, was required to proportionately contribute, according to our shareholdings in Cheetah BC, any capital required by Cheetah BC. The failure by us to contribute the required capital at the times needed to continue to maintain our 10% interest in these licences, and the ability to modify the agreements or extend the time periods, could result in their termination and the loss of their benefits to us. To this end, we entered into an agreement with Invicta on March 12, 2008 whereby Invicta agreed to advance by way of a loan up to $500,000 to fund our estimated working capital requirements. The loan carried an annual interest rate of 8% and was secured against our 10% equity interest in Cheetah BC.

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

On March 28, 2008, Invicta changed its name to LNG Energy Ltd.

On September 11, 2008, we received notification from LNG Energy Ltd. giving notice for all funds to be paid on the demand loan advanced. We had 90 days from receipt of the demand letter to pay LNG Energy all funds owing plus interest due on the loan.

Effective November 25, 2008, we entered into a share purchase agreement, with LNG Energy Ltd. (formerly, Invicta Oil and Gas Ltd.) and LNG Energy (BC) Ltd. (formerly, Cheetah BC), wherein LNG Energy agreed to purchase our 10% interest in LNG BC, or 100 Class A common shares of LNG BC owned by our Company, for the purchase price of US$250,000. Once purchased, LNG Energy would be the sole shareholder of LNG BC and LNG Energy shall forgive a loan to our Company of Cdn$300,000 (US253,576) secured by way of a demand loan bearing interest at 8% per annum entered into on March 12, 2008. Cheetah shall forgive all outstanding accounts receivable between LNG Energy and Cheetah in the amount of $340,000. Cheetah represents and warrants that LNG Energy has no further obligations on any existing and future liabilities of Cheetah. We also entered into a warrant cancellation agreement with Kepis & Pobe Investments Inc. pursuant to which 3,000,000 share purchase warrants held by Kepis & Pobe have been cancelled.

On March 4, 2009 Cheetah settled outstanding liabilities with two of our former directors paying $24,000 in the settlement of $40,249 in consulting liabilities and the return to treasury of 3,000,000 issued and outstanding shares to our Company’s treasury. Our issued and outstanding shares are now 37,086,740.

Our Current Business

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas.

We are currently seeking opportunities to acquire prospective or producing oil and gas properties or other oil and gas resource related projects. Simultaneously, we are seeking business opportunities with established business entities for the merger of a target business with our Company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our Company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our Company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our Company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We are an exploration stage company engaged in the acquisition of an oil and gas property. As we currently do not own an interest in an oil and gas property, we compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Compliance with Government Regulation

We will not know the government regulations and the cost of compliance with such regulations with which we must comply until such time as we acquire an interest in a particular oil and gas property. If we are successful in acquiring a property interest, we will be required to comply with the regulations of governmental authorities and agencies applicable to the federal, state or provincial and local jurisdictions where the property is located. Exploitation and development of oil and gas properties may require prior approval from applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained.

If our activities should advance to the point where we engage in oil and gas operations, we could become subject to environmental regulations promulgated by federal, state or provincial, and local government agencies as applicable. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with the oil and gas industries which could result in environmental liability. A breach or violation of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental assessments are increasingly imposing higher standards, greater enforcement, fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance in respect of environmental regulation has the potential to reduce the profitability of any future revenues that our Company may generate.

Employees

We have no employees other than our executive officers. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Research and Development

We have incurred $Nil in research and development expenditures over the last fiscal year.

Item 1A.    Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $1,538 and a working capital deficit of $139,265 as of December 31, 2008. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We do not hold an interest in any business or revenue generating property. From the date of our incorporation, we have primarily focused on the location and acquisition of oil and gas properties. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Due to the speculative nature of the exploration of oil and gas properties, there is substantial risk that our business will fail.

The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditure by our Company in connection with locating, acquiring and developing an interest in an oil and gas property may not provide or contain commercial quantities of reserves.

Even if we discover commercial reserves, we may not be able to successfully obtain commercial production.

Even if we are successful in acquiring an interest in a property that has proven commercial reserves of oil and gas, we will require significant additional funds in order to place the property into commercial production. We can provide no assurance to investors that we will be able to obtain the financing necessary to extract such reserves.

If we are unable to hire and retain key personnel, we may not be able to implement our plan of operation and our business may fail.

Our success will be largely dependent on our ability to hire and retain highly qualified personnel. This is particularly true in the highly technical businesses of oil and gas exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or we may fail to retain such employees after they are hired. At present, we have not hired any key personnel. Our failure to hire key personnel when needed will have a significant negative effect on our business.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the licences.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas properties for drilling operations and necessary drilling equipment, as well as for access to funds. There can be no assurance that the necessary funds can be raised or that any projected work will be acquired.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our Company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for junior mining and oil and gas companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

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

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

Executive Offices

Our executive office is located at 17 Victoria Road, Nanaimo, B.C. V9R 4N9.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “COGL.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2008	$0.03	$0.01
September 30, 2008	$0.13	$0.02
June 30, 2008	$0.08	$0.03
March 31, 2008	$0.17	$0.06
December 31, 2007	$0.45	$0.08
September 30, 2007	$0.30	$0.16
June 30, 2007	$0.51	$0.23
March 31, 2007	$0.51	$0.15
December 31, 2006	$0.78	$0.32

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

On March 17, 2009, the shareholders' list showed 186 registered shareholders and 37,086,740 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

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

On July 31, 2008 our Company’s board of directors approved the grant of 2,000,000 stock options at a purchase price of $0.15 per share to Robert McAllister with 500,000 options vested immediately, 500,000 vested on October 31, 2008 and the balance will vest on January 31, 2009.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2008:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	2,000,000	$0.15	1,500,000
Total	2,000,000	$0.15	1,500,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2008 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2008.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2008.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended December 31, 2008 and 2007

Our net loss and comprehensive loss for our year ended December 31, 2008, for our year ended December 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2008 $	Year Ended December 31, 2007 $ Restated	Change Between Year Ended December 31,, 2008 and Year Ended December 31, 2007 $ Restated
Legal, accounting and audit	(114,216)	(439,793)	325,577
General and administrative	(52,272)	(1,233,803)	1,181,531
Consulting fees & Director Fees	(130,783)	(757,913)	627,130
Interest and accretion	(22,320)	(2,566,193)	2,543,873
Discontinued Operations	(1,354,753)	(3,090,110)	1,735,357
Unrealized gains (loss) on warrants	13,000	65,041	(52,041)
Foreign exchange gain (loss)	43,676	157,185	(113,509)
Other Income	-	4,000	(4,000)
Net loss and comprehensive loss for the period	(1,617,668)	(7,861,586)	6,243,918

General and Administrative

The decrease in our general and administrative expenses for our year ended December 31, 2008 was due to the transaction for the sale of 90% ownership of LNG BC (formerly Cheetah BC) on November 30, 2007, the retirement of the convertible notes payable to Macquarie Holdings (USA) Inc. (“Macquarie”) on November 14, 2007 and the sale of our 10% investment in LNG BC on November 25, 2008.

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for our year ended December 31, 2008 was due to the transaction for the sale of 90% ownership of LNG BC on November 30, 2007, the retirement of the convertible notes payable to Macquarie on November 14, 2007 and the sale of our 10% investment in LNG BC on November 25, 2008.

Consulting Fees and Director Fees

The decrease in consulting fees and director fees for our year ended December 31, 2008 was due to a decrease in payments to the directors. During the period ending December 31, 2008 there were only two directors that recorded monthly fees and at a reduced amount.

Interest and Accretion

The decrease in interest and accretion for our year ended December 31, 2008 was due to the transaction for the sale of 90% ownership of LNG BC on November 30, 2007, the retirement of the convertible notes payable to Macquarie on November 14, 2007 and the sale of our 10% investment in LNG BC on November 25, 2008.

Foreign Exchange Gain (loss)

The decrease in foreign exchange gain for our year ended December 31, 2008 was due to the transaction for the sale of 90% ownership in LNG BC.

Unrealized gains (loss) on warrants

The change in unrealized gains (loss) on the warrants for our year ended December 31, 2008 was due to the shorter period of time when the warrants expire, increase in the rate of volatility and the decrease in the stock price.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2008	2007
		(Restated)
Current assets	$251,538	$2,267,650
Current liabilities	390,803	2,796,455
Working capital	$(139,265)	$(528,805)

Cash Flows

	Year Ended
	December 31,	December 31
	2008	2007
		(Restated)

Cash flows used in operating activities	$(248,504)	(1,002,589)

Cash flows used in investing activities	-	(353,260)

Cash flows provided by financing activities	242,181	1,281,022

Net increase (decrease) in cash during period	$(6,323)	(74,827)

Operating Activities

Net cash used in operating activities was $248,504 for our year ended December 31, 2008 compared with cash used in operating activities of $1,002,589 in the same period in 2007. The decrease of $754,085 in operating activities is mainly attributable to the sale of 90% ownership of LNG BC, the sale of the remaining 10% investment in LNG BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations, has been significantly reduced.

Investing Activities

Net cash used in investing activities was $Nil for our year ended December 31, 2008 compared to net cash used in investing activities of $353,260 in the same period in 2007 was mainly attributable to the sale of 90% ownership of LNG BC, the sale of the remaining 10% investment in LNG BC and, as a result, the scale of the Company’s operations, as well as costs associated with such operations, has been significantly reduced.

Financing Activities

Net cash from financing activities was $242,181 for our year ended December 31, 2008 compared to $1,281,022 in the same period in 2007 was mainly attributable to the decrease of advanced received.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $1,617,668 for the year ended December 31, 2008 [2007 - $7,711,586 (restated $7,861,586)] and at December 31, 2008 had a deficit accumulated during the exploration stage of $15,853,033 [2007 – $14,235,365]. The Company has not generated any revenue, has an accumulated deficit and negative working capital of $139,265 as at December 31, 2008. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). These new standards represent the outcome of the FASB’s joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. It also aligns the reporting of noncontrolling interest in subsidiaries with the requirements in International Accounting Standard 27.

Both SFAS No. 141(R) and SFAS No. 160 are effective beginning in our fiscal 2010. SFAS No. 141 (R) will be applied to business combinations that are consummated beginning in fiscal 2010, and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will be effective for the Company for fiscal year 2009. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments or hedging activities.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

Financial Statements

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)
December 31, 2008 & 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cheetah Oil & Gas, Ltd.
Nanaimo, BC, Canada

We have audited the financial statements of Cheetah Oil & Gas, Ltd., (the “Company”) (an exploration stage enterprise) as of December 31, 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2007, were audited by other auditors whose report dated April 14, 2008, expressed an unqualified opinion on those financial statements. As discussed in Note 2 to the financial statements, the Company has adjusted its 2007 financial statements to retrospectively reclassify “shares to be issued” from the equity section of the balance sheet to “interest and penalties payable,” to correct a change in an estimate on a lawsuit settlement, and to restate the statements of operations and cash flows for discontinued operations. The other auditors reported on the financial statements before the retrospective adjustments.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the financial position of Cheetah Oil & Gas, Ltd., at December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the financial statements as of December 31, 2007, and for the year then ended have been restated. We audited the adjustments described in Note 2 that were applied to restate the 2007 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2007 financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues from operations, has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
March 17, 2009

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

Vancouver, Canada, April 14, 2008.	/s/ Ernst & Young LLP Chartered Accountants

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

BALANCE SHEETS
(expressed in U.S. dollars)
[Basis of Presentation and Going Concern Uncertainty – See Note 2]

As at:	December 31	December 31
	2008	2007
	$	$
		Restated
ASSETS
Current
Cash and cash equivalents	1,538	7,861
Receivables [note 6]	250,000	2,259,343
Prepaid expenses	-	446
	251,538	2,267,650

Investment in Cheetah Oil & Gas (B.C.) Ltd. [note 5]	-	1,521,329
Equipment [note 8]	2,091	2,614
	253,629	3,791,593

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	390,803	2,457,332
Advances payable [note 10]	-	-
Interest and penalties payable [note 9]	-	323,123
Fair value of warrants [note 4]	-	16,000
	390,803	2,796,455

Contingencies [note 14]

Stockholders’ equity (deficit)
Common stock [note 11]
Preferred stock, $0.00l par value, authorized 100,000,000 shares
Common stock, $0.001 par value, authorized 500,000,000 shares issued and outstanding: 40,086,740 shares
[December 31, 2007 – 37,934,991 shares]	40,087	37,935
Additional paid in capital	15,675,772	15,192,568
Deficit accumulated during the exploration stage	(15,853,033)	(14,235,365)
	(137,174)	995,138
	253,629	3,791,593

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
[Basis of Presentation and Going Concern Uncertainty – See Note 2]

			Cumulative
	Twelve	Twelve	from
	months ended	months ended	January 28,
	December 31,	December 31,	2003 to
	2008	2007	Dec 31, 2008
	$	$	$
		Restated	Restated

General and administrative expenses
Liquidated damages fees	(85,000)	1,031,246	1,634,579
Accounting, audit and legal	114,216	439,793	989,098
Amortization of deferred charges	-	50,147	464,327
Depreciation	523	653	3,535
Interest	22,320	2,494,397	3,037,863
Interest - long-term debt	-	58,252	89,649
Application fees and permits	627	2,255	6,081
Accretion of debt discount on convertible notes	-	13,544	2,300,000
Directors’ fees	-	426,873	426,873
Consulting fees	130,783	331,040	640,854
Office and miscellaneous	8,535	66,216	107,537
Investor relations and shareholder information	5,400	5,724	181,097
Insurance (recovery)	-	(21,520)	90,353
Rental and communication	6,762	11,177	79,362
Salaries and benefits	-	-	-
Travel	1,154	87,905	114,114
Stock-based compensation	85,833	-	1,992,488
Provisions for uncollectable funds	28,438	-	28,438
	319,591	4,997,702	12,186,248

Loss before other income (expense)	(319,591)	(4,997,702)	(12,186,248)
Foreign exchange gain (loss)	43,676	157,185	167,681
Unrealized gains (losses) on warrants	13,000	65,041	2,297,000
Other income	-	4,000	(20,876)
Net loss from continuing operations	(262,915)	(4,771,476)	(9,742,443)
Discontinued operations	(1,354,753)	(3,090,110)	(6,110,590)
Net Loss	(1,617,668)	(7,861,586)	(15,853,033)
Loss per share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.13)
Loss from discontinued operations	(0.03)	(0.08)
Net Loss	(0.04)	(0.21)

Weighted average number of common stock
outstanding - basic and diluted	39,018,351	36,889,306

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)
[Basis of Presentation and Going Concern Uncertainty – See Note 2]

			Cumulative
			from
	Year ended	Year ended	January 28,
	December 31,	December 31,	2003 to
	2008	2007	Dec 31, 2008
	$	$	$
OPERATING ACTIVITIES		Restated	Restated
Net loss for the period	(1,617,668)	(7,861,586)	(15,853,033)
Less loss from discontinued operations	1,354,753	3,090,110	6,110,590
Net loss from continuing operations	(262,915)	(4,771,476)	(9,742,443)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization of deferred charges	-	-	414,180
Depreciation	523	653	3,535
Unrealized gain on warrants	(13,000)	(65,041)	(2,297,000)
Foreign exchange	-	-	182,267
Non-cash directors’ fees	-	426,873	426,873
Non-cash interest fees	8,000	-	8,000
Stock-based compensation	85,833	-	1,992,487
Gain on disposal of equipment	-	(4,000)	(8,311)
Accretion of debt discount on convertible notes	-	13,544	2,300,000
Change in other assets and liabilities:
Prepaids and deposits	446	59,492	210,655
Accounts receivable	19,343	(16,994)	(111,662)
Accounts payable and accrued liabilities	(86,734)	1,449,311	3,991,880
Interest & penalties payable	-	2,547,205	2,547,205
Cash provided by continuing activities	(248,504)	(360,433)	(82,334)
Cash provided by (used in) discontinued activities	-	(642,156)	(2,453,400)
Net cash used in operating activities	(248,504)	(1,002,589)	(2,535,734)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	-	-	5,922,500
Proceeds on exercise of warrants	-	-	416,000
Proceeds from convertible note financing	-	-	5,000,000
Net issuance costs paid relating to note financing	-	-	(464,328)
Proceeds from capital loan	-	-	750,000
Net loan proceeds	242,181	-	242,181
Subscriptions received	-	-	750,288
Repayment of capital lease	-	(8,021)	(23,681)
Repayment of advances payable to related parties	-	-	(1,174)
Advances payable	-	1,289,043	1,999,864
Cash provided by continuing activities	242,181	1,281,022	14,591,650
Cash provided by (used in) discontinued activities	-	-	-
Net cash from financing activities	242,181	1,281,022	14,591,650
INVESTING ACTIVITIES
Purchase of equipment	-	(6,630)	(125,400)
Proceeds on disposal of equipment	-	8,318	25,733
Cash provided by (used in) continuing activities	-	1,688	(99,667)
Cash provided by (used in) discontinued activities	-	(354,948)	(11,954,787)
Net cash used in investing activities	-	(353,260)	(12,054,454)
Increase (decrease) in cash and cash equivalents	(6,323)	(74,827)	1,462
Cash and cash equivalents, beginning of period	7,861	82,688	76
Cash and cash equivalents, end of period	1,538	7,861	1,538

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(expressed in U.S. dollars)

					Deficit accumulated	Total stock-
			Additional paid in	Subscriptions	during exploration	holders’
	Common stock		capital	received	stage	equity
	Shares	$	$	$	$	$

Shares issued by Cheetah BC	100	76	—	—	—	76
10,000,000 shares allotted for services in connection with the application for
petroleum prospecting licences	—	—	1,000,000	—	—	1,000,000
Net loss for the period	—	—	—	—	(812)	(812)
Balance, January 31, 2004	100	76	1,000,000	—	(812)	999,264
Initial capitalization as a result of reverse acquisition [note 1]	25,000,000	25,000	(24,924)	—	—	76
Elimination of Cheetah BC common stock in recognition of reverse takeover [note 1]	(100)	(76)	—	—	—	(76)
Recapitalization to effect the acquisition of Cheetah Nevada [note 1]	19,682	20	(15,778)	—	—	(15,758)
Shares issued for services in connection with the application for petroleum prospecting
licences	10,000,000	10,000	(10,000)	—	—	—
Contribution received from a shareholder of the company in connection with the
acquisition of Scotia	—	—	1,817,273	—	—	1,817,273
Debt settlement	—	—	357,378	—	—	357,378
Subscriptions received for April 2004 private placement	—	—	207,460	542,828	—	750,288
Proceeds received upon exercise of April 2004 stock warrants	—	—	—	416,000	—	416,000
Stock-based compensation	—	—	22,064	—	—	22,064
Net loss for the year	—	—	—	—	(604,369)	(604,369)
Balance, December 31, 2004	35,019,682	35,020	3,353,473	958,828	(605,181)	3,742,140

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d. )
(expressed in U.S. dollars)

					Deficit accumulated	Total stock-
			Additional paid	Shares to be	during exploration	holders’
	Common stock		in capital	issued	stage	equity
	Shares	$	$	$	$	$
Balance, December 31, 2004	35,019,682	35,020	3,353,473	958,828	(605,181)	3,742,140
Shares issued for debt settlement	55,165	55	(55)	—	—	—
Purchased minority interest of Scotia	142,000	142	999,858	—	—	1,000,000
Shares issued for subscriptions received from April 2004 private placement	150,000	150	542,678	(542,828)	—	—
Shares issued for the exercise of April 2004 stock purchase warrants	55,467	55	415,945	(416,000)	—	—
Issuance of common stock pursuant to a private placement at $5.00 per share, net of share
issuance costs of $450,000 in June 2005	1,200,000	1,200	5,548,800	—	—	5,550,000
Share issue costs	7,500	8	(8)	—	—	—
Shares issued for subscriptions received	49,667	50	372,450	—	—	372,500
Stock-based compensation	—	—	1,949,114	—	—	1,949,114
Net loss for the year	—	—	—	—	(2,176,154)	(2,176,154)
Balance, December 31, 2005 as restated	36,679,481	36,680	13,182,255	—	(2,781,335)	10,437,600
Stock-based compensation	—	—	2,717,914	—	—	2,717,914
Stock-based compensation forfeited or cancelled	—	—	(1,133,219)	—	—	(1,133,219)
Net loss for the year	—	—	—	—	(3,592,444)	(3,592,444)
Balance, December 31, 2006	36,679,481	36,680	14,766,950	—	(6,373,779)	8,429,851
Directors’ fees	1,255,510	1,255	425,618	—	—	426,873
Net loss for the year	—	—	—	—	(7,861,586)	(7,861,586)
Balance, December 31, 2007 as restated	37,934,991	37,935	15,192,568	—	(14,235,365)	995,138
Shares issued for loan fees	100,000	100	7,900	—	—	8,000
Shares issued for interest owing	1,196,749	1,197	321,926	—	—	323,123
Settled minority S/H of Scotia Petroleum [notes 11 & 14]	855,000	855	67,545	—	—	68,400
Stock-based compensation	—	—	85,833	—	—	85,833
Net loss for the year	—	—	—	—	(1,617,668)	(1,617,668)
Balance, December 31, 2008	40,086,740	40,087	15,675,772	—	(15,853,033)	(137,174)

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

1. INCORPORATION AND NATURE OF OPERATIONS

Cheetah Oil & Gas Ltd. (“Cheetah Nevada” of the “Company”) was incorporated in May 1992 under the laws of the State of Nevada, U.S.A. It has not conducted any business operations since May 2000 and changed its name from Bio-American Capital Corporation to Cheetah Oil & Gas Ltd. effective May 26, 2004.

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

On November 30, 2007 the Company closed on the sale of 90% interest in Cheetah BC, a wholly owned subsidiary of the Company which through ownership of other subsidiaries had title to the Company’s Petroleum Prospecting Licences and the Petroleum Retention Licence. The Company received a non-cash consideration of $13,691,278. Effective December 1, 2007 the financial statements of the Company ceased to be consolidated with those of Cheetah BC, Cheetah BC’s wholly owned subsidiary Cheetah Oil & Gas (PNG) Ltd. (“Cheetah PNG”) and Cheetah PNG’s 98.65% owned subsidiary Scotia Petroleum Inc. (“Scotia”). Commencing December 1, 2007, the Company recorded its residual 10% equity investment in Cheetah BC at a cost of $1,521,329 [note 5].

On September 11, 2008 the Company received notification from LNG Energy Ltd. giving notice for all funds to be paid on the demand loan advanced on March 12, 2008. The Company had 90 days from receipt of the demand letter to pay LNG Energy all funds owing plus interest due on the loan.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

1. INCORPORATION AND NATURE OF OPERATIONS – cont’d

On November 25, 2008 the Company entered into a share purchase agreement with LNG Energy Ltd.(“LNG”) and LNG Energy (BC) Ltd.,(“LNG BC” “formerly Cheetah BC’) wherein LNG agreed to purchase our remaining 10% investment in LNG BC for the purchase price of $250,000.

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The balance sheet presented is that of the Company for the year ended December 31, 2008. The statements of operations, cash flows and shareholders equity reflect the changes in stockholders equity, the results of operations and the changes in cash flows of the Company for the year ended December 31, 2008.

These accompanying financial statements have been prepared by management, who is responsible for their content, in accordance with accounting principles generally accepted in the United States of America. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Prior period restatement

The Company has restated its financial statements as at and for the 12 month period ended December 31, 2007. The effect of these changes is for presentation only on the Company’s balance sheet, statement of operations and statement of cash flows. The following table sets forth the sections as reported and reflects the adjustments to the previously reported amounts:

Balance Sheet	Previously	As	Increase/
	Reported	Restated	(decrease)
	$	$	$

Interest and penalties payable [i]	-	323,123	323,123
Total liabilities	2,473,332	2,796,455	323,123

Shares to be issued [i]	323,123	-	(323,123)
Shareholders' equity, end of year	1,318,261	995,138	(323,123)

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY – cont ’d

Statement of operations [ii]

	Previously	As	Increase/
	Reported	Restated	(decrease)

	Twelve months	Twelve months	Twelve months
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2007	2007
	$	$	$
Liquidated damages fees [ii]	881,246	1,031,246	150,000

Statement of operations [iii]

	Previously	As	Increase/
	Reported	Restated	(decrease)

	Twelve months	Twelve months	Twelve months
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2007	2007
	$	$	$
Net loss from continuing operations	(7,711,586)	(4,771,476)	(2,940,110)
Discontinued operations	-	(3,090,110)	3,090,110
Net loss	(7,711,586)	(7,861,586)	150,000

Loss per share - basic and diluted
Loss from continuing operations	$(0.21)	$(0.13)
Loss from discontinued operations	-	(0.08)
	$(0.21)	$(0.21)

Weighted average number of common stock
Outstanding - basic and diluted	36,889,306	36,889,306

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY – cont’d

Statements of cash flows

	Cumulative				Cumulative
	from				from
	January 28,				January 28,
	2003 to				2001 to
	31-Dec-06	Adj	Total	31-Dec-07	31-Dec-07
	$	$	$	$	$
OPERATING ACTIVITIES				Restated	Restated

Cash provided by continuing activities	(1,284,641)	1,811,244	526,603	(360,433)	166,170
Cash provided by (used in) discontinued activities	-	(1,811,244)	(1,811,244)	(642,156)	(2,453,400)
Net cash used in operating activities	(1,284,641)	-	(1,284,641)	(1,002,589)	(2,287,230)

FINANCING ACTIVITIES

Cash provided by (used in) continuing activities	13,068,447	-	13,068,447	1,281,022	14,349,469
Cash provided by discontinued activities	-	-	-	-	-
Net cash from financing activities	13,068,447	-	13,068,447	1,281,022	14,349,469

INVESTING ACTIVITIES
Cash provided by (used in) continuing activities	(11,701,194)	11,599,839	(101,355)	1,688	(99,667)
Cash provided by discontinued activities	-	(11,599,839)	(11,599,839)	(354,948)	(11,954,787)
Net cash used in investing activities	(11,701,194)	-	(11,701,194)	(353,260)	(12,054,454)

Increase in cash and cash equivalents	82,612		82,612	(74,827)	7,785
Cash and cash equivalents, beginning of period	76		76	82,688	76
Cash and cash equivalents, end of period	82,688		82,688	7,861	7,861

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY – cont’d

[i]

The Company restated the balance sheet transferring $323,123 from “shares to be issued” in the equity section of the Balance Sheet to “interest and penalties payable” in current liabilities. In December 2007 the lenders agreed to accept shares for the interest payable, however the shares were not issued until 2008 and therefore funds remained a liability for the Company at the end of the reporting period.

[ii]	The Company recorded the lawsuit settlement totaling $150,000 to the current year to correct reporting different amounts for the same measure covering the same period within the financial statement.

[iii]

The Company has restated the statement of operations and cash flow statement recording the 90% sale of Cheetah BC as a discontinued operations rather than a dilution of Cheetah BC. The changes were in presentation only.

The following summarizes the restated quarterly statements of operations for the year ended December 31, 2007 recording the reclassification for the discontinued operations and the correction of the $150,000 lawsuit settlement:

	Quarter ended (unaudited) Restated

	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	$	$	$	$
Total general and administrative expenses	(1,733,774)	(957,170)	(885,573)	(1,421,184)
Other income (expenses)	(66,839)	(77,890)	131,324	239,630

Net loss from continuing operations	(1,800,613)	(1,035,060)	(754,249)	(1,181,554)

Discontinued operations	(42,548)	(4,270,262)	(766,493)	1,989,193

Net (loss) income	(1,843,161)	(5,305,322)	(1,520,742)	807,639

	(1)	(2)	(1)
Loss per share - basic and diluted

(Loss) income from continuing operations	(0.05)	(0.02)	(0.02)	(0.03)
Loss from discontinued operations	0.00	(0.12)	(0.02)	0.05
	(0.05)	(0.14)	(0.04)	0.02

Weighted average number of common
stock outstanding -
basic and diluted	36,679,481	36,679,481	36,679,481	36,993,358

	(1)	(1)	(1)

(1)	No change from amounts previously reported

(2)	Net loss declined by $150,000 from amounts previously reported

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY – cont’d

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $1,617,668 for the year ended December 31, 2008 [2007 - $7,711,586 (restated $7,861,586)] and at December 31, 2008 had a deficit accumulated during the exploration stage of $15,853,033 [2007 – $14,235,365]. The Company has not generated any revenue, has an accumulated deficit and negative working capital of $139,265 as at December 31, 2008. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

3. SIGNIFICANT ACCOUNTING POLICIES – cont’d

3a. Accounting Policies – cont’d

Long term investment

The Company sold its long term investment of a 10% investment in LNG BC (formerly Cheetah BC) on November 25, 2008.

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

Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2008 and 2007 because common stock equivalents consisting of stock purchase warrants of 1,221,429 [2007 - 4,221,429] and stock options of 2,000,000 [2007 - Nil] that were outstanding at December 31, 2008 and 2007 were anti-dilutive.

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

3. SIGNIFICANT ACCOUNTING POLICIES – cont’d

 3a. Accounting Policies – cont’d

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

3b. Changes in accounting policies

In June 2006, the Financial Accounting Standards Board (“the FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarified the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more-likely-than-not that the position will be

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

3. SIGNIFICANT ACCOUNTING POLICIES – cont’d

3b. Changes in accounting policies – cont’d

sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model [see note 4] using the following inputs at November 30, 2008 was as follows:

Fair Value Measurements at Reporting Date Using

Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Total	(Level 1)	(Level 2)	(Level 3)

$ 3,000	$—	$3,000	$—

The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

3. SIGNIFICANT ACCOUNTING POLICIES – cont’d

3b. Changes in accounting policies – cont’d

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

4. CONVERTIBLE NOTES

Convertible Notes Issued on March 14, 2006

On March 14, 2006, the Company issued convertible notes (“Convertible Notes”) to purchase shares of the Company's common stock for total gross proceeds of $5,000,000. The Convertible Notes were a liability that could have been converted into shares of the Company prior to payout by the Company. On November 14, 2007 the principal proceeds and all accrued interest was settled in-full. [ note 5]

In conjunction with the Convertible Notes, the Company issued 3,000,000 share purchase warrants, of which 2,000,000 warrants were exercisable into common stock at an exercise price of $3.25 per share, commencing after June 1, 2006, and expire on March 14, 2009, while 1,000,000 warrants were exercisable into common stock at an exercise price of $3.75 per share, commencing after June 1, 2006, and expire on March 14, 2009. There are no conditions attached to the warrant holders’ ability to exercise the warrants in accordance with the terms noted above.

The fair value of the warrants is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nov 30, 2008	Dec 31, 2007
Risk free interest rate	4.00%	4.00%
Expected life	104 days	1.2 years
Expected volatility	466%	149%
Dividend per share	$Nil	$Nil

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

4. CONVERTIBLE NOTES – cont’d

Convertible Notes Issued on March 14, 2006 – cont’d

At November 30, 2008 the warrants were cancelled as part of the sale of the 10% investment in LNG BC (formerly Cheetah BC). The fair value of the warrants as at November 30, 2008, was $3,000 (2007 - $16,000 and fair value upon issuance of convertible note on March 14, 2006 was $2,300,000). During the year ended December 31, 2008 the movement in the fair value of the warrants was recorded as income in the statement of operations of $13,000 (2007 - $65,041).

5. INVESTMENT IN CHEETAH OIL & GAS (B.C.) LIMITED

On November 30, 2007 the Company closed on the transaction with Invicta resulting in the sale of 90% ownership of Cheetah Oil & Gas Ltd. (“Cheetah BC”). The final consideration received by the Company totaled $13,691,278, allocated between the cancellation of the Convertible Notes ($7,550,000) and settlement of the other liabilities owing to creditors of the Company ($6,141,278). Of the consideration agreed to be paid by Invicta to the Company’s creditors, a balance of $340,000 remained outstanding and was included in the balance of receivables at December 31, 2007.

As a result of the Company’s sale of 90% ownership in Cheetah BC on November 30, 2007, the Company ceased to consolidate the financial position, results of operations and changes in cash flows of Cheetah BC and subsidiary companies as at that date. In addition, the Company did not exercise any significant influence over Cheetah BC as a result of its residual 10% ownership interest. The carrying value of the Company’s remaining investment in Cheetah BC ($1,521,329) was calculated at 10% of the carrying value of the net assets of Cheetah BC and subsidiary companies immediately before the sale.

On November 25, 2008 Cheetah closed on a share purchase agreement with LNG Energy Ltd. (“LNG”) to sell the remaining 10% investment in LNG BC (formerly Cheetah BC) to LNG. The terms and conditions of the purchase and sale in this agreement are as follows:

  Cheetah would receive from LNG for the 10% Investment in Cheetah BC an aggregate purchase price of US $250,000.

  LNG hereby forgives all outstanding principal and interest amounts relating to the loan agreement dated March 12, 2008 between LNG and Cheetah totaling $253,576.

  Cheetah hereby forgives all outstanding accounts receivable between LNG and Cheetah in the amount of $340,000.

  Cheetah represents and warrants that LNG has no further obligation on any existing and future liabilities of Cheetah.

  Kepis & Pobe Investments Inc., (Kepis) the holder of 3,000,000 of the Company’s common stock purchase warrants agrees to the cancellation of the warrants. The Kepis Warrants were acquired by Kepis from Macquarie Holdings (USA) Inc., all issued on March 14, 2006. [note 4]

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

6. RECEIVABLES

	December 31,	December 31,
	2008	2007
	$	$
MacDonald Tuskey Law Firm	187,500	-
Revenue Canada	62,500	-
Due from LNG Energy (formerly Invicta)	-	2,240,000
GST receivable	-	19,343
	250,000	2,259,343

Of the $6,600,000 of consideration agreed to be paid by LNG to the Company’s unsecured creditors [note 5], a balance of the consideration totaling $2,240,000 remained outstanding at December 31, 2007 and was included in the balance of receivables. Subsequent to December 31, 2007 Invicta settled $1,900,000 with the Company’s creditors as required. The balance remaining of $340,000 in accounts receivable was forgiven by the Company as part of the transaction for the sale to LNG of its 10% investment in LNG BC

7. LOSS ON SETTLEMENT OF DEBT

As a result of the transaction entered into by the Company as disclosed in note 5, the Company was able to:

1.	Retire the loan payable owing LNG resulting in the debt forgiveness by LNG in the amount of $253,576.

2.	As part of the transaction, the Company agreed to forgive the accounts receivable owing by LNG resulting in a loss on settlement of debt of $340,000.

3.	As part of the transaction the, Kepis Warrants were cancelled. The liability for the FV of the warrants totaling $3,000 was cleared off to settlement of debt.

The above items have been included in discontinued operations.

8. EQUIPMENT

		Accumulated	Net book
	Cost	depreciation	value
	$	$	$
2008
Office equipment	3,844	1,753	2,091

2007
Office equipment	3,844	1,230	2,614

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

9. INTEREST AND PENALTIES PAYABLE

On December 7, 2007 the Company entered into agreements to issue common stock to settle the accrued interest payable on the advances totaling $323,123. The common stock was not issued by December 31, 2007, therefore, the accrued interest payable was disclosed on the balance sheet as shares to be issued as at that date [note 11]. The Company restated the balance sheet [note 2] and recorded the interest payable in liabilities at December 31, 2007. The shares were issued in 2008 to settle the interest payable liability.

10. ADVANCES PAYABLE

a)

In February 2008 $45,000 US and $5,000 Cdn. was advanced by two unrelated parties. The funds borrowed are repayable on August 31, 2008 including interest calculated at 15% per annum compounded monthly. The advances were repaid in full when additional funds were borrowed from LNG.

b)

On March 12, 2008 the Company entered into a demand loan agreement with LNG where LNG agreed to advance up to $500,000 due on demand in tranches to the Company by way of a working capital loan. The loan was secured against the Company’s 10% equity investment in LNG BC (formerly Cheetah BC) and carried an interest rate of 8% per annum. An initial amount of $200,000 was advanced to the Company on April 2, 2008 and a further advance of $100,000 was given on May 7, 2008. The Company issued 100,000 shares of common stock at a fair value of $0.08 per share to LNG as consideration for providing loans to the Company [note 11]. Upon the sale of the 10% investment in LNG BC, as part of the transaction the demand loan was forgiven. [note 5]

11. COMMON STOCK

Common Stock

On December 7, 2007 the Company entered into agreements to issue 1,196,749 common stock to settle the accrued interest payable on advances payable and long-term debt totaling $323,123 [notes 9 & 13]. All the shares were issued during 2008.

On March 12, 2008, the Company agreed to issue 100,000 shares of common stock at a fair value of $0.08 per share to LNG as consideration for providing loans to the Company [note 10].

On July 11, 2008 the Company issued 855,000 shares of common stock at a fair value of $0.08 per share to the dissenting minority shareholders of Scotia [note 14].

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

11. COMMON STOCK – cont’d

Stock Options – cont’d

A summary of the status of the Company’s stock option plan as of December 31, 2008 and 2007 and changes during the years is presented below:

	2008		2007
		Weighted
		average		Weighted
	Number of	exercise	Number of	average
	shares	price	shares	exercise price
	#	$	#	$

Outstanding at beginning of year	—	—	865,000	4.88
Granted	2,000,000.15		—
Exercised	—	—	—	—
Forfeited or cancelled	—	—	(865,000)	4.88
Outstanding at end of year	2,000,000.15		—	—
Vested or expected to vest	1,000,000.15		—	—
Exercisable	—	—	—	—

During the year ended December 31, 2008, the Company recorded total stock based compensation for directors of $85,833 (2007 - Nil).

Warrants

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2008 and 2007.

		Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 31, 2005	1,266,295	7.02
Warrants issued [note 4]	3,000,000	3.42
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	(44,866)	(7.50)
Outstanding, December 31, 2006	4,221,429	4.46
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, December 31, 2007	4,221,429	4.46
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	(3,000,000)	3.42

Outstanding, December 31, 2008	1,221,429	7.00

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

12. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the year ended December 31, 2008, the Company incurred consulting fees to three directors of the Company in the amount of $129,112 [2007 - $210,000]. Of this balance $121,250 remained unpaid as at December 31, 2008 and is included in accounts payable and accrued liabilities.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

				Cumulative from
				January 28, 2003
	December 31,	December 31,	December 31,	to December 31,
	2008	2007	2006	2007
	$	$	$	$

Cash paid during the year:
Interest	—	—	12,857	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	—	—	—	1,000,000
Shares issued for settlement of Scotia Minority	68,400	—	—	68,400
shareholders [note 14]
Purchase of capital lease assets	—	—	—	45,022
Share and warrants issued as share issue costs	—	—	—	71,429
Contribution received from a shareholder of the	—	—	—	1,817,273
Company in connection with the acquisition
of Scotia
Debt settled for shares [notes 9 & 11]	323,123	—	—	680,501
Accounts Receivable/Accounts Payable	1,650,000	—	—	1,650,000
Shares issued for services	—	426,873	—	1,426,873
Investment in Cheetah Oil & Gas (B.C.) Ltd.	1,521,329	—	—	1,521,329
Oil and gas property costs not paid yet		1,539,766	3,027,396	5,513,629
Settlement of debt [note 5]	—	13,691,278	—	13,691,278

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

14. CONTINGENCIES

On January 30, 2008, at a reconvened extraordinary meeting of Scotia Petroleum Inc. (“Scotia”), a company controlled by Cheetah BC, the majority shareholder of Scotia approved the sale of all the issued and outstanding shares of Scotia to Cheetah Oil & Gas (PNG) Ltd. (Cheetah (“PNG”) another company controlled by Cheetah BC. As the sale constitutes a sale of all of Scotia’s property, Section 238 of the Business Corporations Act of British Columbia grants each of Scotia’s shareholders a right of dissent with respect to the sale. Four minority shareholders of Scotia dissented with respect to the sale and filed a claim. Under the terms of an agreement that the Company entered into resulting in the sale of 90% ownership of Cheetah BC as disclosed in note 5, the Company is liable for settlement of any dissenting shareholder claims arising out of the sale of Scotia to Cheetah PNG. The Company accrued $60,000 for this liability as at December 31, 2007 representing the approximate fair value of common stock being offered to the dissenting minority shareholders. The Company accrued a further $8,400 for the liability in 2008.

On July 11, 2008 the Company issued 855,000 shares of restricted stock to the minority shareholders of Scotia as consideration for the outstanding shares of Scotia held by the Scotia Shareholders.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). These new standards represent the outcome of the FASB’s joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. It also aligns the reporting of noncontrolling interest in subsidiaries with the requirements in International Accounting Standard 27.

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

15. RECENT ACCOUNTING PRONOUNCEMENTS – cont’d

Both SFAS No. 141(R) and SFAS No. 160 are effective beginning in our fiscal 2010. SFAS No. 141 (R) will be applied to business combinations that are consummated beginning in fiscal 2010, and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will be effective for the Company for fiscal year 2009. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments or hedging activities.

16. INCOME TAXES

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

16. INCOME TAXES – cont’d

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	$000	$000

Loss before discontinued operations	346	(2,324)
Income tax rate	35%	35%
Income tax recovery	121	810
Permanent differences	(30)	(149)
Valuation allowance change	(91)	(661)
Deferred income tax (recovery)	—	—

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

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	$000	$000

Net operating loss carryforwards	2,660	2,553
Warrants	—	—
Stock based compensation	—	—
Other	80	96
Total deferred tax assets	2,740	2,649
Valuation allowance	(2,740)	(2,649)

Net deferred tax assets	—	—
Deferred income tax (liability)	—	—

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2008

16. INCOME TAXES – cont’d

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

The net operating loss carryforwards for income tax purposes are approximately $7,600,000 and will begin to expire in 2024.

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

Management has adopted FIN 48 effective January 1, 2007. Management has determined that there is no material effect on the financial statements as at and for the year ended December 31, 2008.

17. SUBSEQUENT EVENTS

On March 4, 2008 Cheetah settled outstanding liabilities with two former directors. The Company paid $24,000 in the settlement of $40,250 in consulting liabilities and the return to treasury of 3,000,000 issued and outstanding shares in the Company’s stock.

18. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for 2007.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T).      Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our

Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert McAllister	President, Chief Executive Officer and Director	48	July 29, 2008
Georgina Martin	Chief Financial Officer, Secretary, Treasurer and Director	60	July 29, 2008 March 5, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert McAllister – President, Chief Executive Officer and Director

Mr. McAllister has been a corporate consultant since 2004. He has also provided and written business and investment articles from 1996 to 2006 in various North American publications. Mr. McAllister is a resource investment entrepreneur with over 20 years experience in resource sector evaluations and commodity cycle analysis.

Mr. McAllister is the president and a director of Golden Aria Corp.

Georgina Martin – Chief Financial Officer, Secretary, Treasurer and Director

Ms. Martin has been in the private sector for over 35 years starting in the insurance field and then soon changed for a brief period of time to work in public practice.

Ms. Martin took a position with Mutual Life Insurance as an underwriter assistant from 1965 to 1966. She then went to work for Regmil Industries as a bookkeeper until 1971. From 1971 to 1975, she worked as an assistant to the accountant for Westcoast Plywood. In 1975 Ms. Martin was hired by Bartell Bros. Construction as an accountant. From 1978 to 1988, she was employed by Brink Remanufacturing Industries Ltd. as a Comptroller, a lumber remanufacturing company specializing in added value timber products. Ms. Martin left Brink Remanufacturing Industries Ltd. in 1988 and joined the Jemi Group of Companies and holds the position of Comptroller/Chief Financial Officer to the present date, which is a group of private companies engaged in the logging and land development industry. Ms. Martin is also a director of KOKO Petroleum Inc., having been appointed on October 21, 2004.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Robert McAllister	3(1)	3(1)	Nil
Georgina Martin	1(1)	1	Nil

(1) The executive officer, director or holder of 10% or more of our common stock filed a late Form 4 – Statement of Changes in Beneficial Ownership of Securities.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2008. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2008 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2008 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ian McKinnon(1) Former Chairman and Director; Former President, Chief Executive Officer and Director	2008 2007	Nil 84,000	Nil Nil	Nil 173,526	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 257,526
Isaac Moss(2) President, Chief Executive Officer and Chief Financial Officer; Former Senior Vice President	2008 2007	34,112 84,000	Nil Nil	Nil 173,526	Nil Nil	Nil Nil	Nil Nil	Nil Nil	34,112 257,526
Georgina Martin(3) Chief Financial Officer, Secretary, Treasurer and Director	2008 2007	70,000 42,000	Nil Nil	Nil 79,822	Nil Nil	Nil Nil	Nil Nil	Nil Nil	70,000 121,822
Robert McAllister(4) President, Chief Executive Officer and Director	2008 2007	25,000 N/A	Nil N/A	Nil N/A	2,000,000 N/A	Nil N/A	Nil N/A	Nil N/A	25,000 N/A

(1)

Mr. McKinnon became our Chairman and a director of our Company on October 16, 2006. Mr. McKinnon was our President and Chief Executive Officer from October 16, 2006 to February 5, 2008. Mr. McKinnon resigned as our Chairman and director on July 29, 2008.

(2)

Mr. Moss became our Chief Financial Officer of our Company on October 30, 2006 and our President and Chief Executive Officer on February 5, 2008. Mr. Moss was our Senior Vice President from October 30, 2006 to February 5, 2008. Mr. Moss resigned as our President, Chief Financial Officer and director on July 29, 2008.

(3)	Ms. Martin became our Secretary, Treasurer and a director of our Company on March 5, 2004 and was appointed as our Chief Financial Officer on July 29, 2008.

(4)	Mr. McAllister was appointed as the President Chief Executive Officer and director of our Company on July 29, 2008.

On July 31, 2008, we entered into a consulting agreement with Robert McAllister, our president, chief executive officer and director. We pay remuneration for his services at five thousand United States Dollars (US$5,000) per month beginning August 1, 2008, together with any such increments thereto as the Board of Directors of our Company determine after six months from signing. We also agreed to grant a stock option package of two million options (2,000,000) exercisable at 15 cents per share and valid for five (5 yrs), vesting at 500,000 upon signing of the agreement; 500,000 – 90 days after signing the agreement; and 1,000,000 – 180 days after signing the agreement.

2008 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executives in 2008:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Ian McKinnon Former Chairman and Director; Former President, Chief Executive Officer and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Isaac Moss Former President, Chief Executive Officer and Chief Financial Officer; Former Senior Vice President	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Georgina Martin Chief Financial Officer, Secretary, Treasurer and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert McAllister President, Chief Executive Officer and Director	July 31	Nil	Nil	Nil	Nil	Nil	Nil	Nil	2,000,000	$0.15

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ian McKinnon Former Chairman and Director; Former President, Chief Executive Officer and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Isaac Moss Former President, Chief Executive Officer and Chief Financial Officer; Former Senior Vice President	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Georgina Martin Chief Financial Officer, Secretary, Treasurer and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert McAllister President, Chief Executive Officer and Director	2,000,000	Nil	1,000,000	$0.15	2013	Nil	Nil	Nil	Nil

Option Exercises

During our Fiscal year ended December 31, 2008 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2008:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Martin	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dean Swanberg	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 17, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Georgina Martin Box 172, Station A Nanaimo, BC V9R 5K9	1,547,270	4%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert McAllister 483 Holbrook Rd E. Kelowna, BC V1X 7H9	49,300	0%
Directors and Executive Officers as a Group(1)	1,596,570	4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 17, 2009. As of March 17, 2009, there were 37,086,740 shares of our Company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two (2) directors, consisting of Robert McAllister and Georgina Martin. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2008 and for fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	20,484	167,760
Audit Related Fees	17,047	23,613
Tax Fees	8,907	-
All Other Fees	28,292	67,184
Total	74,730	258,557

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)

(4)	Instruments Defining the Rights of Security Holders

4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)

4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)

(10)	Material Contracts

10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)

10.2	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.3	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.4	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.5	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.6	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2007)

10.7	Amended Share Subscription Agreement dated for reference September 27, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.8	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.9	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)

Exhibit
Number	Description

10.10	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)

10.11	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

10.12	Warrant Cancellation Agreement dated November 28, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

By:  /s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer
and Director
(Principal Executive Officer)
Date: April 14, 2009

By:  /s/ Georgina Martin
Georgina Martin
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 14, 2009

By:  /s/ Georgina Martin
Georgina Martin
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2009