Form 10-Q
period 2009-03-31
CHEETAH OIL & GAS LTD.
filed 2009-05-14
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 37,086,740 common shares issued and outstanding as of May 6, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended March 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the 10-K for the year ended December 31, 2008.

Unaudited Interim Financial Statements

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)
March 31, 2009

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

	March 31,	December 31,
As at:	2009	2008
	$	$
		Restated
ASSETS
Current
Cash and cash equivalents	137,916	1,538
Receivables	62,500	250,000

	200,416	251,538

Equipment	1,986	2,091
	202,402	253,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities [note 5]	383,356	390,803

	383,356	390,803

Stockholders’ equity (deficit)
Common stock [note 4]
Preferred stock, $0.001 par value, authorized 100,000,000 shares
Common stock, $0.001 par value, authorized 500,000,000 shares issued and outstanding: 37,086,740 shares
[December 31, 2008 – 40,086,740 shares]	37,087	40,087
Additional paid in capital	15,662,439	15,675,772
Deficit accumulated during the exploration stage	(15,880,480)	(15,853,033)
	(180,954)	(137,174)
	202,402	253,629

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

				Cumulative
				from
	Three		Three	January 28,
	months ended		months ended	2003 to
	March 31,		March 31,	March 31,
	2009		2008	2009
	$		$	$
				Restated

General and administrative expenses
Liquidated damages fees	-		-	1,634,579
Accounting, audit and legal	27,335		56,254	1,016,433
Amortization of deferred charges	-		-	464,327
Depreciation	105		157	3,640
Interest	235		2,904	3,127,747
Accretion of debt discount on convertible notes	-		-	2,300,000
Directors’ fees	-		-	426,873
Consulting fees	30,000		41,837	670,854
Office and miscellaneous	579		1,467	347,102
Investor relations and shareholder information	152		-	181,249
Rental and communication	1,578		1,469	80,940
Stock-based compensation	7,667		-	2,000,155
	67,651		104,088	12,253,899

Loss before other income (expense)	(67,651)		(104,088)	(12,253,899)
Foreign exchange gain (loss)	955		2,340	168,636
Unrealized gains (losses) on warrants	-		11,000	2,297,000
Forgiveness of debt	39,249		-	39,249
Other income (loss)	-		-	(20,876)
Net loss from continuing operations	(27,447)		(90,748)	(9,769,890)
Discontinued operations	-		-	(6,110,590)
Net Loss	(27,447)		(90,748)	(15,880,480)
Loss per share – basic and diluted
Loss from continuing operations	$(0.00	) $	(0.00)
Loss from discontinued operations	-		-
Net Loss	(0.00)		(0.00)

Weighted average number of common stock
outstanding - basic and diluted	39,186,740		38,082,595

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

			Cumulative from
	Three months	Three months	January 28,
	ended	ended	2003 to
	March 31,	March 31,	March 31,
	2009	2008	2009
	$	$	$
			Restated
OPERATING ACTIVITIES
Net loss for the period	(27,447)	(90,748)	(15,880,480)
Less loss from discontinued operations	-	-	6,110,590
Net loss from continuing operations	(27,447)	(90,748)	(9,769,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred charges	-	-	414,180
Depreciation	105	157	3,640
Debt foregiveness	(39,249)	-	(39,249)
Unrealized gain on warrants	-	(11,000)	(2,297,000)
Foreign exchange	-	-	182,267
Non-cash directors’ fees	-	-	426,873
Non-cash interest fees	-	1,689	8,000
Stock-based compensation	7,667	-	2,000,154
Gain on disposal of equipment	-	-	(8,311)
Accretion of debt discount on convertible notes	-	-	2,300,000
Change in other assets and liabilities:
Prepaids and deposits	-	(21)	210,655
Accounts receivable	187,500	(7,244)	75,838
Accounts payable and accrued liabilities	31,802	64,493	4,023,682
Interest & penalties payable		954	2,547,205
Cash provided by continuing activities	160,378	(41,720)	78,044
Cash provided by (used in) discontinued activities	-	-	(2,453,400)
Net cash used in operating activities	160,378	(41,720)	(2,375,356)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	-	-	5,922,500
Proceeds on exercise of warrants	-	-	416,000
Proceeds from convertible note financing	-	-	5,000,000
Net issuance costs paid relating to note financing	-	-	(464,328)
Proceeds from capital loan	-	-	750,000
Net loan proceeds	-	-	242,181
Subscriptions received	-	-	750,288
Repayment of capital lease	-	-	(23,681)
Repayment of advances payable to related parties	-	-	(1,174)
Advances payable	-	49,892	1,999,864
Cash provided by continuing activities	-	49,892	14,591,650
Cash provided by (used in) discontinued activities	-	-	-
Net cash from financing activities	-	49,892	14,591,650
INVESTING ACTIVITIES
Purchase of equipment	-	-	(125,400)
Purchase of Cheetah Shares for Cancellation	(24,000)	-	(24,000)
Proceeds on disposal of equipment	-	-	25,733
Cash provided by (used in) continuing activities	(24,000)	-	(123,667)
Cash provided by (used in) discontinued activities	-	-	(11,954,787)
Net cash used in investing activities	(24,000)	-	(12,078,454)
Increase in cash and cash equivalents	136,378	8,172	137,840
Cash and cash equivalents, beginning of period	1,538	7,861	76
Cash and cash equivalents, end of period	137,916	16,033	137,916

See accompanying notes

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

March 31, 2009

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2009 and 2008. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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
(Unaudited, expressed in U.S. dollars)

March 31, 2009

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model [see note 4] using the following inputs at March 31, 2009:

Fair Value Measurements at Reporting Date Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs

Total	(Level 1)	(Level 2)	(Level 3)

$	$—	$—	$—

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

March 31, 2009

3. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $27,447 for the three month period ended March 31, 2009 [2008 - $90,748] and at March 31, 2009 had a deficit accumulated during the exploration stage of $15,880,480 [2008 - $15,853,033]. The Company has not generated any revenue, has a substantial accumulated deficit and negative working capital of $182,940 as at March 31, 2009 [2008 - $139,265]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4. COMMON STOCK

On March 4, 2009 the Company agreed to purchase 3,000,000 shares of common stock from two former directors for an aggregate purchase price of US$24,000. Upon the closing of the Share Purchase Agreement any further funds owing the two former directors that were accrued and outstanding at March 4, 2009 was forgiven.

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

March 31, 2009

4. COMMON STOCK – cont’d

Stock Options – cont’d

A summary of the status of the Company stock option plan as of March 31, 2009

2009

Weighted
	Number of	average
	shares	exercise price
	#	$

Outstanding, January 1, 2009	2,000,000	0.15
Granted	1,000,000	0.15
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding, March 31, 2009	3.000,000	0.15
Vested or expected to vest	—	—
Exercisable	—	—

Warrants

The following summarizes the stock purchase warrant transactions for the three months ended March 31, 2008:

Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 1, 2009	1,221,429	7.00
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, March 31, 2009	1,221,429	7.00

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

March 31, 2009

5. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the three months ended March 31, 2009 the Company incurred consulting fees to two directors of the Company in the amount of $30,000 [2008 - $129,112]. As at March 31, 2009 consulting fees totaling $111,000 remain unpaid and is included in accounts payable and accrued liabilities.

Funds owing two former directors totaling $39,249 that was included in Accounts Payable at December 31, 2008 was forgiven.

6. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three months	Three months	Cumulative from
	Ended	Ended	January 28, 2003
	March 31,	March 31,	to March 31,
	2009	2008	2009
	$	$	$
Cash paid during the period:
Interest	—	—	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	—	—	1,000,000
Purchase of capital lease assets	—	—	45,022
Share and warrants issued as share issue costs	—	—	71,429
Contribution received from a shareholder of the
Company in connection with the acquisition of Scotia
Petroleum Inc.	—	—	1,817,273
Debt settled for shares	—	—	680,501
Shares issued for services	—	—	1,426,873
Settlement of debt	—	—	13,691,278
Oil and gas property costs not paid yet	—	—	5,313,629

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

March 31, 2009

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

Cheetah Oil & Gas Ltd.
(an exploration stage enterprise)

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

March 31, 2009

7. RECENT ACCOUNTING PRONOUNCEMENTS – cont’d

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

8. SUBSEQUENT EVENTS

On April 2, 2009 the Company entered into a demand loan agreement with Sage Investments Ltd. (“Sage”) where Sage agreed to advance $55,000 Cdn. The loan is secured against the Company’s assets and carries an interest rate of 18% per annum calculated monthly.

On April 3, 2009 the Company entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group wherein we agreed to acquire an 8% interest in certain oil and gas interest located in the State of Mississippi, known as the Belmont Lake Field for a value of $186,000. The Belmont Lake field currently has two producing wells which have been producing approximately 130 bbl/d. The Belmont Lake field has proven reserves of 400,000 bbl’s of oil

In addition to acquiring the 8% working interest, the Company also acquired a 40% working interest on an option to drill wells on over l32,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our Company’s audited financial statements and 10-KSB for the year ended December 31, 2008 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

On April 3, 2009, we entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group wherein we agreed to acquire an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake field.

The Belmont Lake field current has two producing wells which have been producing approximately 130 bbl/d. The Belmont Lake field has proven reserves of 400,000 bbl’s of oil.

In addition to acquiring the 8% working interest, we acquired a 40% working interest on an option to drill wells on over 132,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

We acquired these assets for approximately $186,000.

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

We currently hold an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake field. The Belmont Lake field currently has two producing wells, which have been producing approximately 130 bbl/d. The Belmont Lake field has proven reserves of 400,000 bbl’s of oil. In addition to the 8% working interest, we hold a 40% working interest on an option to drill wells on over 132,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

Our Company has a limited operating history and is considered to be in the exploration stage. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations – Three Months Ended March 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended March 31, 2009 which are included herein.

Our net loss and comprehensive loss for the three months ended March 31, 2009, for the three months ended March 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2009 $	Three Months Ended March 31, 2008 $	Change Between Three Month Period Ended March 31, 2009 and March 31, 2008 $
Legal, accounting and audit	(27,335)	(56,254)	28,919
General and administrative	(10,081)	(3,093)	(6,988)
Consulting fees & Director Fees	(30,000)	(41,837)	11,837
Interest and accretion	(235)	(2,904)	2,669
Unrealized gains (loss) on warrants	Nil	11,000	(11,000)
Foreign exchange gain (loss)	955	2,340	(1,385)
Forgiveness of Debt	39,249	Nil	39,249
Net loss and comprehensive loss for the period	(27,447)	(90,748)	63,301

Revenues

We have had no operating revenues since our inception on May 5, 1992 through to the period ended March 31, 2009.

General and Administrative

The increase in our general and administrative expenses for the three months ended March 31, 2009 was due to additional stock based compensation expense recorded in the first quarter ending March 31, 2009.

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for the three months ended March 31, 2009 was due to a decrease in audit fees.

Consulting Fees and Directors Fees

The decrease in consulting fees and director fees for the three months ended March 31, 2009 was due to a decrease in consulting fees. During the period ending March 31, 2009 there were only two directors that recorded monthly fees and at a reduced amount.

Interest and Accretion

The decrease in interest and accretion for the three months ended March 31, 2009 was due to no expense incurred on promissory notes for the period.

Foreign Exchange Gain (loss)

The decrease in foreign exchange gain for the three months ended March 31, 2009 was due to the exchange fluctuations.

Unrealized gain ( loss) on warrants

The change in unrealized gains (loss) on the warrants for the three months ended March 31, 2009 was due to the fact that the warrants were cancelled.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	March 31,
	2009	2008
Current assets	$200,416	$389,398
Current liabilities	383,356	677,671
Working capital	$(182,940)	$(288,273)

Cash Flows

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows used in operating activities	$160,378	(41,720)
Cash flows used in investing activities	(24,000)	-
Cash flows provided by financing activities	-	49,892
Net increase in cash during period	$136,378	8,172

Operating Activities

Net cash provided by operating activities was $160,378 for the three months ended March 31, 2009 compared with cash used in operating activities of $41,720 in the same period in 2008. The difference was largely due to a lower net loss and large accounts receivable.

Investing Activities

Net cash used in investing activities was $24,000 for the three months ended March 31, 2009 compared to net cash provided by investing activities of $Nil in the same period in 2008 was mainly attributable to the purchase of 3,000,000 shares of stock from two former directors.

Financing Activities

Net cash from financing activities was $Nil for the three months ended March 31, 2009 compared to $49,892 in the same period in 2008 was mainly attributable to Nil activity in the first quarter of 2009, however there was a loan made to the Company in the first quarter of March 2008..

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

Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $27,447 for the three month period ended March 31, 2009 [2008 - $90,748] and at March 31, 2009 had a deficit accumulated during the exploration stage of $15,880,480 [2008 - $15,853,033]. The Company has not generated any revenue, has a substantial accumulated deficit and negative working capital of $182,940 as at March 31, 2009 [2008 - $139,265]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

On April 3, 2009 the Company entered into a demand loan agreement where the lender agreed to advance $55,000 Cdn.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors, shareholders or investors to meet our obligations over the next twelve months. We do not have any further arrangements in place for any future debt or equity financing.

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

As of March 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $137,916 and a working capital deficit of $182,940 as of March 31, 2009. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop our property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our property and any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

Because we cannot control activities on our property, we may experience a reduction or forfeiture of our interests in some of our non-operated projects as a result of our potential failure to fund capital expenditure requirements.

We do not operate the property in which we have a working interest and we have limited ability to exercise influence over operations for this property or its associated costs. Our dependence on the operator and other working interest owners for this project and our limited ability to influence operations and associated costs could materially adversely affect the realization of our returns on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on this property operated by others depends on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology. In addition, if we are not willing or able to fund our capital expenditures relating to such project when required by the majority owner or operator, our interest in this project may be reduced or forfeited.

We currently do not generate significant revenues, and as a result, we face a high risk of business failure.

From the date of our incorporation, we have primarily focused on the location and acquisition of oil and gas properties. In order to generate significant revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

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

None.

Item 3. Default upon Invicta Loan Agreement

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)
(4)	Instruments Defining the Rights of Security Holders
4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)
4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)
(10)	Material Contracts
10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)
10.2	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.3	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.4	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)
10.5	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

Exhibit
Number	Description
10.6	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2007)
10.7	Amended Share Subscription Agreement dated for reference September 27, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)
10.8	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)
10.9	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)
10.10	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)
10.11	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)
10.12	Warrant Cancellation Agreement dated November 28, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: May 14, 2009	/s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: May 14, 2009	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)