Form 10-Q
period 2009-06-30
CHEETAH OIL & GAS LTD.
filed 2009-08-14
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 000-26907

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
37,086,740 common shares issued and outstanding as of August 10, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and six month period ended June 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the company’s audited financial statements and the 10-K for the year ended December 31, 2008.

Unaudited Interim Financial Statements

Cheetah Oil & Gas Ltd.
June 30, 2009

Cheetah Oil & Gas Ltd.

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

	June 30,	December 31,
As at:	2009	2008
		(Audited)
	$	$
ASSETS
Current
Cash and cash equivalents	1,215	1,538
Receivables	70,946	250,000

	72,161	251,538

Oil & gas properties [note 4]	179,309	-
Equipment	1,882	2,091
TOTAL ASSETS	253,352	253,629

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
LIABILITIES
Current
Accounts payable and accrued liabilities [note 6]	426,943	390,803
Advance payable	47,602	-

Total Current Liabilities	474,545	390,803

Long term debt	13,200	-

TOTAL LIABILITIES	487,745	390,803

STOCKHOLDERS' (DEFICIT)
Common stock [note 5]
Preferred stock, $0.001 par value, authorized 100,000,000 shares
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 3,708,674 shares
[December 31, 2008 – 4,008,674 shares]	3,709	4,009
Additional paid in capital	15,695,817	15,711,850
Deficit accumulated during the exploration stage	(15,933,919)	(15,853,033)
Total Stockholders' (Deficit)	(234,393)	(137,174)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	253,352	253,629

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

					Cumulative
					from
	Three	Three	Six	Six	January 28,
	months ended	months ended	months ended	months ended	2003 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$
					Restated
Revenue
Natural oil & gas revenue	22,734	-	22,734	-	22,734

Cost of revenue
Natural oil & gas operating costs	10,894	-	10,894	-	10,894

General and administrative expenses
Liquidated damages fees	-	-	-	-	1,634,579
Accounting, audit and legal	25,451	39,670	52,786	95,924	1,041,884
Amortization of deferred charges	-	-	-	-	464,327
Depreciation	104	104	209	261	3,744
Interest	2,883	6,370	3,118	9,274	3,130,630
Accretion of debt disc. on convertible notes	-	(1)	-	660	2,300,000
Directors’ fees	-	-	-	-	426,873
Consulting fees	30,000	36,132	60,000	77,969	700,854
Office and miscellaneous	149	26	728	832	347,251
Investor relations and shareholder information	1,603	-	1,755		182,852
Rental and communication	1,187	1,210	2,765	2,679	82,127
Stock-based compensation	-	-	7,667		2,000,155
	72,271	83,511	139,922	187,599	12,326,170

Loss before other income (expense)	(49,537)	(83,511)	(117,188)	(187,599)	(12,303,436)
Foreign exchange gain (loss)	(3,902)	(3,027)	(2,947)	(687)	164,734
Unrealized gains (losses) on warrants	-	(54,000)	-	(43,000)	2,297,000
Forgiveness of debt	-		39,249		39,249
Other income (loss)	-		-		(20,876)
Net loss from continuing operations	(53,439)	(140,538)	(80,886)	(231,286)	(9,823,329)
Discontinued operations	-	-	-	-	(6,110,590)
Net Loss	(53,439)	(140,538)	(80,886)	(231,286)	(15,933,919)
Loss per share – basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Loss from discontinued operations	-	-		-
Net Loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common stock
outstanding - basic and diluted	38,130,939	38,177,363	38,130,939	38,177,363

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

			Cumulative from
	Six	Six	January 28,
	months ended	months ended	2003 to
	June 30,	June 30,	June 30,
	2009	2008	2009
	$	$	$
			Restated
OPERATING ACTIVITIES
Net loss for the period	(80,886)	(231,286)	(15,933,919)
Less loss from discontinued operations	-	-	6,110,590
Net loss from continuing operations	(80,886)	(231,286)	(9,823,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred charges	-	-	414,180
Depreciation	209	262	3,744
Debt foregiveness	(39,249)	-	(39,249)
Unrealized gain on warrants	-	43,000	(2,297,000)
Foreign exchange	-	-	182,267
Non-cash directors’ fees	-	3,793	426,873
Non-cash interest fees	-	-	8,000
Stock-based compensation	7,667	-	2,000,154
Gain on disposal of equipment	-	-	(8,311)
Accretion of debt discount on convertible notes	-	-	2,300,000
Change in other assets and liabilities:
Prepaids and deposits	-	(26)	210,655
Accounts receivable	179,054	(9,287)	67,392
Accounts payable and accrued liabilities	65,142	236,401	4,057,022
Interest & penalties payable	2,115	4,969	2,549,320
Cash provided by continuing activities	134,052	47,826	51,718
Cash provided by (used in) discontinued activities	-	-	(2,453,400)
Net cash used in operating activities	134,052	47,826	(2,401,682)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	-	-	5,922,500
Proceeds on exercise of warrants	-	-	416,000
Proceeds from convertible note financing	-	-	5,000,000
Net issuance costs paid relating to note financing	-	-	(464,328)
Proceeds from capital loan	-	-	750,000
Net loan proceeds	-	-	242,181
Subscriptions received	-	-	750,288
Repayment of capital lease	-	-	(23,681)
Purchase of Cheetah Shares for Cancellation	(24,000)		(24,000)
Repayment of advances payable to related parties	-	-	(1,174)
Advances payable	47,602	-	2,047,466
Cash provided by continuing activities	23,602	-	14,615,252
Cash provided by (used in) discontinued activities	-	-	-
Net cash from financing activities	23,602	-	14,615,252
INVESTING ACTIVITIES
Purchase of equipment	-	-	(125,400)
Oil & gas properties	(157,977)	-	(157,977)
Proceeds on disposal of equipment	-	-	25,733
Cash provided by (used in) continuing activities	(157,977)	-	(257,644)
Cash provided by (used in) discontinued activities	-	-	(11,954,787)
Net cash used in investing activities	(157,977)	-	(12,212,431)
Increase (decrease) in cash and cash equivalents	(323)	47,826	1,139
Cash and cash equivalents, beginning of period	1,538	7,861	76
Cash and cash equivalents, end of period	1,215	55,687	1,215

See accompanying notes

Cheetah Oil & Gas Ltd.	7

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

June 30, 2009

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the six month period ended June 30, 2009 and 2008. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

June 30, 2009

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model [see note 4] using the following inputs at June 30, 2009:

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

Cheetah Oil & Gas Ltd.	9

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

June 30, 2009

3. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $80,886 for the six month period ended June 30, 2009 [2008 - $231,286] and at June 30, 2009 had a deficit accumulated during the exploration stage of $15,933,919 [2008 - $15,853,033]. The Company has generated revenue, however has a substantial accumulated deficit and negative working capital of $402,384 as at June 30, 2009 [2008 - $139,265]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4. OIL & GAS PROPERTIES

(a) Proved properties

On April 3, 2009 the Company entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group wherein we agreed to acquire an 8% interest in certain oil and gas interest located in the State of Mississippi, known as the Belmont Lake Field for a value of $179,309. The Company is required to pay $400 per month for a period of 4 years from the closing as part of the purchase price. The Belmont Lake field currently has two producing wells.

In addition to acquiring the 8% working interest, the Company also acquired a 40% working interest on an option to drill wells on over l40,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

5. COMMON STOCK

On March 4, 2009 the Company agreed to purchase 3,000,000 shares of common stock from two former directors for an aggregate purchase price of US$24,000. Upon the closing of the Share Purchase Agreement any further funds owing the two former directors that were accrued and outstanding at March 4, 2009 was forgiven.

Cheetah Oil & Gas Ltd.	10

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

June 30, 2009

5. COMMON STOCK – cont’d Stock Options

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

A summary of the status of the Company stock option plan as of June 30, 2009

2009
Weighted
	Number of	average
	Shares	exercise price
	#	$

Outstanding, January 1, 2009	200,000	0.15
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2009	200,000	0.15
Vested	200,000	0.15
Exercisable	-	-

Warrants

The following summarizes the stock purchase warrant transactions for the three months ended June 30, 2008:

Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 1, 2009	122,143	7.00
Warrants issued	—	—
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, June 30, 2009	122,143	7.00

Cheetah Oil & Gas Ltd.	11

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

June 30, 2009

6. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the six months ended June 30, 2009 the Company incurred consulting fees to two directors of the Company in the amount of $60,000 [2008 - $129,112]. As at June 30, 2009 consulting fees totaling $141,000 remain unpaid and is included in accounts payable and accrued liabilities.

Funds owing two former directors totaling $39,249 that was included in Accounts Payable at December 31, 2008 was forgiven.

7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six months	Six months	Cumulative from
	Ended	Ended	January 28, 2003
	June 30,	June 30,	to June 30,
	2009	2008	2009
	$	$	$
Cash paid during the period:
Interest	—	—	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	—	—	1,000,000
Purchase of capital lease assets	—	—	45,022
Share and warrants issued as share issue costs	—	—	71,429
Contribution received from a shareholder of the
Company in connection with the acquisition of Scotia
Petroleum Inc.	—	—	1,817,273
Debt settled for shares	—	—	680,501
Shares issued for services	7,667	—	1,434,540
Settlement of debt	—	—	13,691,278
Oil and gas property costs not paid yet	25,865	—	5,339,494

Cheetah Oil & Gas Ltd.	12

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

June 30, 2009

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

Cheetah Oil & Gas Ltd.	13

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

June 30, 2009

8. RECENT ACCOUNTING PRONOUNCEMENTS – cont’d

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

9. SUBSEQUENT EVENTS

On July 15, 2009, our board of directors approved a ten (10) old for one (1) new share consolidation of our issued and outstanding shares of common stock. Once effective, our authorized capital will change to 50,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares will decrease from 37,086,740 shares of common stock to 3,708,674 shares of common stock. A submission has been made with the Financial Industry Regulatory Authorities with a requested effective date of August 15, 2009.

Our Company is undertaking the ten (10) old for one (1) new share consolidation as a result of management’s belief that a decrease in the number of shares of our Company’s common stock would be in the best interests of our Company, in order to make our Company’s capital structure more conducive to financing efforts.

Concurrently with the proposed ten (10) old for one (1) new share consolidation the Company is raising Capital.

The changes in the Company’s capital accounts authorized by the Board of Directors on July 15, 2009, have been retroactively recorded in the accompanying balance sheets as of December 31, 2008 and June 30, 2009.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our company’s audited financial statements and 10-K for the year ended December 31, 2008 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Cheetah Oil & Gas Ltd.

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

We are engaged in the exploration for and production of oil and natural gas, primarily in the State of Mississippi, USA. Until recently, we were engaged in the exploration for oil and natural gas in the country of Papua New Guinea through our ten percent equity interest in Cheetah Oil & Gas B.C. Ltd. (“Cheetah BC”). On November 25, 2008, we sold our remaining 10% interest in Cheetah BC.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

We are engaged in the exploration for and production of oil and natural gas, primarily in the State of Mississippi, USA.

On July 15, 2009, our board of directors approved a ten (10) old for one (1) new share consolidation of our issued and outstanding shares of common stock. Once effective, our authorized capital will change to 50,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares will decrease from 37,086,740 shares of common stock to 3,708,674 shares of common stock. A submission has been made with the Financial Industry Regulatory Authorities with a requested effective date of August 15, 2009.

Our Company is undertaking the ten (10) old for one (1) new share consolidation as a result of management’s belief that a decrease in the number of shares of our Company’s common stock would be in the best interests of our Company, in order to make our company’s capital structure more conducive to financing efforts.

On April 3, 2009, we entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group wherein we agreed to acquire an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake field. The Belmont Lake field current has two producing wells.

In addition to acquiring the 8% working interest, we acquired a 40% working interest on an option to drill wells on over 140,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

We acquired these assets for $179,309.

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

Cash Requirements

We currently hold an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake field. The Belmont Lake field currently has two producing wells, which have been producing approximately 130 bbl/d. In addition to the 8% working interest, we hold a 40% working interest on an option to drill wells on over 140,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

Our Company has a limited operating history. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations – Three months Ended June 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six month periods ended June 30, 2009 which are included herein.

Our operating results for the three months ended June 30, 2009, for the three months ended June 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended June 30, 2009 $	Three months Ended June 30, 2008 $	Change Between Three Month Period Ended June 30, 2009 and June 30, 2008 $
Revenue	22,734	Nil	22,734
Legal, accounting and audit	(25,451)	(39,670)	14,219
General and administrative	(3,043)	(1,339)	(1,704)
Consulting fees & Director Fees	(30,000)	(36,132)	6,132
Interest and accretion	(2,883)	(6,370)	3,487
Unrealized gains (loss) on warrants	Nil	(54,000)	54,000
Foreign exchange gain (loss)	(3,902)	(3,027)	(875)
Natural Oil & Gas Operating Costs	(10,894)	Nil	(10,894)
Forgiveness of Debt	Nil	Nil	Nil
Net loss and comprehensive loss for the period	(53,439)	(140,538)	87,099

Revenues

We had revenues of $22,734 during the three months ended June 30, 2009 as compared to revenues of $Nil during the three months ended June 30, 2008 primarily as a result of our acquisition of the working interest in the Belmont Lake Field.

Natural Oil & Gas Operating Costs

We have oil & gas operating costs of $10,894 during the three months ended June 30, 2009 as compared to oil & gas operating costs of $Nil during the three months ended June 30, 2008 primarily as a result of our acquisition of the working interest in the Belmont Lake Field.

General and Administrative

The increase in our general and administrative expenses for the three months ended June 30, 2009 was due to the acquisition of the working interest in the Belmont Lake Field.

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for the three months ended June 30, 2009 was due to a decrease in audit fees.

Consulting Fees and Directors Fees

The decrease in consulting fees and director fees for the three months ended June 30, 2009 was due to the Company only recording monthly fees for two directors and at a reduced amount.

Interest and Accretion

The decrease in interest and accretion for the three months ended June 30, 2009 was due to a decrease in the interest expensed.

Foreign Exchange Gain (loss)

The increase in foreign exchange loss for the three months ended June 30, 2009 was due to currency fluctuations.

Unrealized gain (loss) on warrants

The change in unrealized gains (loss) on the warrants for the three months ended June 30, 2009 was due to the cancellation of the warrants.

Six months Ended June 30, 2009 and 2008

Our operating results for the six months ended June 30, 2009, for the six months ended June 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six months Ended June 30, 2009 $	Six months Ended June 30, 2008 $	Change Between Six Month Period Ended June 30, 2009 and June 30, 2008 $
Revenue	22,734	Nil	22,734
Legal, accounting and audit	(52,786)	(95,924)	43,138
General and administrative	(5,457)	(4,432)	(1,025)
Consulting fees & Director Fees	(60,000)	(77,969)	17,969
Interest and accretion	(3,118)	(9,274)	6,156
Unrealized gains (loss) on warrants	Nil	(43,000)	43,000
Natural Oil & Gas Operating Costs	(10,894)	Nil	(10,894)
Stock Base Compensation	(7,667)	Nil	(7,667)
Foreign exchange gain (loss)	(2,947)	(687)	(2,260)
Forgiveness of Debt	39,249	Nil	39,249
Net loss and comprehensive loss for the period	(80,886)	(231,286)	150,400

Revenues

We had revenues of $22,734 during the six months ended June 30, 2009 as compared to revenues of $Nil during the six months ended June 30, 2008 primarily as a result of our acquisition of the working interest in the Belmont Lake Field.

General and Administrative

The increase in our general and administrative expenses for the six months ended June 30, 2009 was due to the acquisition of the working interest in the Belmont Lake Field.

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for the six months ended June 30, 2009 was due for the most part a decrease in audit fee expenses.

Consulting Fees and Directors Fees

The decrease in consulting fees and director fees for the six months ended June 30, 2009 was due to the Company only having two directors that recorded monthly fees and at a reduced amount.

Interest and Accretion

The decrease in interest and accretion for the six months ended June 30, 2009 was due to a decrease in the interest expensed.

Foreign Exchange Gain (loss)

The increase in foreign exchange loss for the six months ended June 30, 2009 was due to currency fluctuations.

Unrealized gain (loss) on warrants

The change in unrealized gains (loss) on the warrants for the six months ended June 30, 2009 was due to the cancellation of the warrants.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,
	2009	2008
Current assets	$72,161	$251,538
Current liabilities	474,545	390,803
Working capital	$(402,384)	$(139,265)

Cash Flows
	Six months Ended
	June 30,	June 30,
	2009	2008
Cash flows provided by operating activities	$134,052	47,826
Cash flows (used in) investing activities	(157,977)	-
Cash flows provided by financing activities	23,602	-
Increase (decrease) in cash and cash equivalents	$(323)	47,826

Operating Activities

Net cash provided by operating activities was $134,052 for the six months ended June 30, 2009 compared with cash provided by operating activities of $47,826 in the same period in 2008. The difference was largely due to increase revenue and debt forgiveness.

Investing Activities

Net cash used in investing activities was $157,977 for the six months ended June 30, 2009 compared to net cash provided by (used in) investing activities of $Nil in the same period in 2008 was mainly attributable to the acquisition of the working interest in the Belmont Lake Field.

Financing Activities

Net cash provided by financing activities was $23,602 for the six months ended June 30, 2009 compared to $Nil in the same period in 2008 was attributable to a loan made to the Company and the purchase of Cheetah shares for cancellation.

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

Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $80,886 for the six month period ended June 30, 2009 [2008 - $231,286] and at June 30, 2009 had a deficit accumulated during the exploration stage of $15,933,919 [2008 - $15,853,033]. The Company has generated revenue, however has a substantial accumulated deficit and negative working capital of $402,384 as at June 30, 2009 [2008 - $139,265]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

As of June 30, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $1,215 and a working capital deficit of $402,384 as of June 30, 2009. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop our property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our property and any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

None.

Item 3. Default upon Invicta Loan Agreement

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)

(4)	Instruments Defining the Rights of Security Holders

4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)

4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)

Exhibit
Number	Description

(10)	Material Contracts

10.1	Acquisition Agreement with Georgina Martin dated June 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)

10.2	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.3	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.4	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.5	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.6	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2007)

10.7	Amended Share Subscription Agreement dated for reference September 27, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.8	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.9	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)

10.10	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)

10.11	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

10.12	Warrant Cancellation Agreement dated November 28, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-K filed on April 8, 2005)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: August 14, 2009	/s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: August 14, 2009	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)