Form 10-Q
period 2009-09-30
CHEETAH OIL & GAS LTD.
filed 2009-11-13
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,958,674 common shares issued and outstanding as of November 10, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month period ended September 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the 10-K for the year ended December 31, 2008.

Unaudited Interim Financial Statements

Cheetah Oil & Gas Ltd.
September 30, 2009

Cheetah Oil & Gas Ltd.

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

	September 30,	December 31,
As at:	2009	2008
		(Audited)
	$	$
ASSETS
Current
Cash and cash equivalents	103,803	1,538
Receivables	70,497	250,000
Prepaid expenses	69,807	-

	244,107	251,538

Oil & gas properties [note 4]	179,070	2,091

TOTAL ASSETS	423,177	253,629

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
LIABILITIES
Current
Accounts payable and accrued liabilities [note 6]	422,754	390,803
Advance payable	50,662	-

Total Current Liabilities	473,416	390,803

Long term debt	12,000	-

TOTAL LIABILITIES	485,416	390,803

STOCKHOLDERS' (DEFICIT)
Common stock [note 5]
Preferred stock, $0.001 par value, authorized 100,000,000 shares
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 7,958,674 shares
[December 31, 2008 – 4,008,674 shares]	7,959	4,009
Additional paid in capital	15,910,067	15,711,850
Deficit accumulated during the exploration stage	(15,980,265)	(15,853,033)
Total Stockholders' (Deficit)	(62,239)	(137,174)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	423,177	253,629
See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

					Cumulative
					from
	Three months	Three months	Nine months	Nine months	January 28,
	ended	ended	ended	ended	2003 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$
					Restated
Revenue
Natural oil & gas revenue	31,215	-	53,949	-	53,949

Cost of revenue
Natural oil & gas operating costs	17,888	-	28,783	-	28,783

General and administrative expenses
Liquidated damages fees	-	-	-	-	1,634,579
Accounting, audit and legal	12,276	13,296	65,062	109,220	1,054,160
Amortization of deferred charges	-	-	-	-	464,327
Depreciation	2,121	131	2,330	392	5,865
Interest	2,709	8,322	5,828	17,596	3,133,340
Accretion of debt disc. on convertible notes	-	-	-	-	2,300,000
Directors’ fees	-	-	-	-	426,873
Consulting fees	30,000	24,181	90,000	102,150	730,854
Office and miscellaneous	18	504	746	1,997	347,269
Investor relations and shareholder information	1,910	-	3,665	-	184,762
Rental and communication	810	2,629	3,575	5,308	82,937
Stock-based compensation	6,000	-	13,667	-	2,006,155
	73,732	49,063	213,656	236,663	12,399,904

Loss before other income (expense)	(42,517)	(49,063)	(159,707)	(236,663)	(12,345,955)
Foreign exchange gain (loss)	(3,827)	4,208	(6,774)	3,521	160,907
Unrealized gains (losses) on warrants	-	20,000	-	(23,000)	2,297,000
Forgiveness of debt	-	-	39,249	-	39,249
Other income (loss)	-	-	-	-	(20,876)
Net loss from continuing operations	(46,344)	(24,855)	(127,232)	(256,142)	(9,869,675)
Discontinued operations	-	-	-	-	(6,110,590)
Net Loss	(46,344)	(24,855)	(127,232)	(256,142)	(15,980,265)
Loss per share – basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Loss from discontinued operations	-	-	-	-
Net Loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common stock
outstanding - basic and diluted	20,820,228	39,604,515	32,286,304	38,658,308

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)
[Basis of Presentation – See Note 1 and Going Concern Uncertainty – See Note 3]

			Cumulative from
	Nine	Nine	January 28,
	months ended	months ended	2003 to
	September 30,	September 30,	September 30,
	2009	2008	2009
	$	$	$
			Restated
OPERATING ACTIVITIES
Net loss for the period	(127,232)	(256,142)	(15,980,265)
Less loss from discontinued operations	-	-	6,110,590
Net loss from continuing operations	(127,232)	(256,142)	(9,869,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred charges	-	-	414,180
Depreciation	2,330	392	5,865
Debt foregiveness	(39,249)	-	(39,249)
Unrealized gain on warrants	-	23,000	(2,297,000)
Foreign exchange	-	-	182,267
Non-cash directors’ fees	-	-	426,873
Non-cash interest fees	-	5,897	8,000
Stock-based compensation	13,667	-	2,006,154
Gain on disposal of equipment	-	-	(8,311)
Accretion of debt discount on convertible notes	-	-	2,300,000
Change in other assets and liabilities:
Prepaids and deposits	(69,807)	446	140,848
Accounts receivable	179,503	(9,038)	67,841
Accounts payable and accrued liabilities	212,712	(56,470)	4,204,592
Interest & penalties payable	4,688	10,689	2,551,893
Cash provided by continuing activities	176,612	(281,226)	94,278
Cash provided by (used in) discontinued activities	-	-	(2,453,400)
Net cash used in operating activities	176,612	(281,226)	(2,359,122)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	61,500	-	5,984,000
Proceeds on exercise of warrants	-	-	416,000
Proceeds from convertible note financing	-	-	5,000,000
Net issuance costs paid relating to note financing	-	-	(464,328)
Proceeds from capital loan	-	-	750,000
Net loan proceeds	-	-	242,181
Subscriptions received	-	-	750,288
Repayment of capital lease	-	-	(23,681)
Purchase of Cheetah Shares for Cancellation	(24,000)		(24,000)
Repayment of advances payable to related parties	-	-	(1,174)
Advances payable	50,662	289,080	2,050,526
Cash provided by continuing activities	88,162	289,080	14,679,812
Cash provided by (used in) discontinued activities	-	-	-
Net cash from financing activities	88,162	289,080	14,679,812
INVESTING ACTIVITIES
Purchase of equipment	-	-	(125,400)
Oil & gas properties	(162,509)	-	(162,509)
Proceeds on disposal of equipment	-	-	25,733
Cash provided by (used in) continuing activities	(162,509)	-	(262,176)
Cash provided by (used in) discontinued activities	-	-	(11,954,787)
Net cash used in investing activities	(162,509)	-	(12,216,963)
Increase (decrease) in cash and cash equivalents	102,265	7,854	103,727
Cash and cash equivalents, beginning of period	1,538	7,861	76
Cash and cash equivalents, end of period	103,803	15,715	103,803

See accompanying notes

Cheetah Oil & Gas Ltd.	7

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

September 30, 2009

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the nine month period ended September 30, 2009 and 2008. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

September 30, 2009

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the warrants using a black-scholes model [see note 4] using the following inputs at September 30, 2009:

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

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

September 30, 2009

3. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $127,232 for the nine month period ended September 30, 2009 [2008 - $256,142] and at September 30, 2009 had a deficit accumulated during the exploration stage of $15,980,265 [2008 - $15,853,033]. The Company has generated revenue, however has a substantial accumulated deficit and negative working capital of $229,309 as at September 30, 2009 [2008 - $139,265]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

In August 2009 the operator of the Belmont Lake Field decided to drill a new horizontal well named the Belmont Lake PPF-12-4 and Cheetah received a notice that its share of the anticipated drilling and development cost was $77,900. After the operator sent the notice of its intent to drill the well, certain working interest owners declined the investment; therefore, Cheetah was given the opportunity to purchase additional interest in the proposed well in an amount equal to its original commitment.

Cheetah’s management determined that it was in the best interest for the Company to exercise their right to invest in the well. Cheetah did not have sufficient cash for the entire investment totaling approximately $155,800 and therefore, divided its proposed investment into two equal parts:

  On August 31, 2009 the Company entered into an assignment agreement with a corporation. The assignment agreement provides for the purchase of a revenue interest of 40.432% in one-half of Cheetah’s investment in the proposed well for $45,000.

Cheetah Oil & Gas Ltd.	10

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

September 30, 2009

4. OIL & GAS PROPERTIES – cont’d

(a) Proved properties – cont’d

  The corporation has agreed to pay 57.76% of Cheetah’s drilling, completion and tie in costs to earn the 40.432%.

  On August 31, 2009 the Company entered into an assignment agreement with an individual. The assignment agreement provided for the purchase of a revenue interest of 75% in one-half of its investment in the proposed well for $77,905 covering 100% of the current budgeted costs. As consideration, the individual has agreed to pay 100% of Cheetah’s costs subject to revision. This interest will revert back to the owner once the purchaser has achieved a 500% payout.

The costs related to each project from which there is production, are depleted using the unit-of-production method based on the estimated proved reserves of that project. For the nine-month period ended September 30, 2009 the Company recorded $2,016 as depletion costs.

5. COMMON STOCK

On March 4, 2009 the Company agreed to purchase 3,000,000 shares of common stock from two former directors for an aggregate purchase price of US$24,000. Upon the closing of the Share Purchase Agreement any further funds owing the two former directors that were accrued and outstanding at March 4, 2009 was forgiven.

On August 10, 2009 the Company closed on a private placement for 1,230,000 units at a unit price of $0.05 per Unit for the net proceeds of $61,500. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock, exercisable until August 10, 2011. The exercise price of the warrants is $0.20. Assuming that all of the warrants are exercised by the holders, the gross proceeds received by Cheetah from the warrants will equal approximately $246,000.

On September 14, 2009, Cheetah reached a debt settlement with two directors of our Company in the amount of $151,000 by issuing 3,020,000 shares at a price of $0.05 per share.

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

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

September 30, 2009

5. COMMON STOCK – cont’d

Stock Options – cont’d

A summary of the status of the Company stock option plan as of September 30, 2009

		2009
		Weighted
	Number of	average
	Shares	exercise price
	#	$

Outstanding, January 1, 2009	200,000	0.15
Outstanding, January 1, 2009 (amended Sept 14, 2009)	—	(0.05)
Outstanding, January 1, 2009 amended	200,000	0.10
Granted	150,000	0.10
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding, September 30, 2009	350,000	0.10
Vested	350,000	0.10
Exercisable	—	—

On September 14, 2009 the Company granted an additional 150,000 stock options to its directors and consultants.

On September 14, 2009 the Company authorized the modification of the exercise price for the previously granted options from $0.15 to $0.10. The modified option price was higher than the Fair Market Value on that day.

Warrants

The following summarizes the stock purchase warrant transactions for the nine months ended September 30, 2009:

		Weighted average
	Number	exercise price
	of warrants	$
Outstanding, January 1, 2009	122,143	7.00
Warrants issued	2,230,000	0.16
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—
Outstanding, September 30, 2009	2,352,143	0.51

Cheetah Oil & Gas Ltd.	12

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

September 30, 2009

6. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the nine months ended September 30, 2009 the Company incurred consulting fees to two directors of the Company in the amount of $90,000 [2008 - $102,150]. As at September 30, 2009 consulting fees totaling $20,000 remain unpaid and is included in accounts payable and accrued liabilities.

Funds owing two former directors totaling $39,249 that was included in Accounts Payable at December 31, 2008 was forgiven.

7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine months	Nine months	Cumulative from
	Ended	Ended	January 28, 2003
	September 30,	September,	to September 30,
	2009	2008	2009
	$	$	$
Cash paid during the period:
Interest	—	—	14,509

Non-cash transactions:
Shares issued for acquisition of Scotia	—	—	1,000,000
Shares issued for Settlement of Scotia Minority S/H’s		60,000	60,000
Purchase of capital lease assets	—	—	45,022
Share and warrants issued as share issue costs	—	—	71,429
Contribution received from a shareholder of the
Company in connection with the acquisition of Scotia
Petroleum Inc.	—	—	1,817,273
Debt settled for shares	151,000	—	831,501
Shares issued for services	13,667	—	1,440,540
Shares issued for accrued interest payable		323,123	323,123
Accounts Receivable/Accounts Payable		1,900,000	1,900,000
Settlement of debt	—	—	13,691,278
Oil and gas property costs not paid yet	—	—	5,339,494

Cheetah Oil & Gas Ltd.	13

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

September 30, 2009

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

Cheetah Oil & Gas Ltd.	14

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

September 30, 2009

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

9. SUBSEQUENT EVENTS

On October 19, 2009 the Company appointed a new director to the Cheetah board of directors. The Company currently has three directors.

On October 30, 2009 Cheetah closed on a private placement for 1,500,000 units at a unit price of $0.05 per Unit for the net proceeds of $75,000. Each unit is comprised of one common share and one warrant to purchase one additional common share at a price of $0.20 until October 30, 2011. The Company has the right to accelerate the expiry date of the Warrants if the volume weighted average closing price of the Company’s common shares as traded on the over the counter bulletin board, exceeds $0.35 per share for more than 20 consecutive trading days not less than six months from the closing of the private placement.

The Company agreed to pay an individual a 6% finder fee for the private placement that closed on Oct 30, 2009. The fees totaling $4,500 will be paid by issuing 90,000 shares of common stock.

The Company agreed to pay a corporation a Consultant fee totaling $5,000 for the introduction of certain financiers to the Company. The Company will only pay $500.00 each month to the Consultant when the Company receives net revenue from PPF 12-4 well, yet to be drilled.

On October 30, 2009 the Company settled a loan payable, accrued interest payable and legal fees totaling $59,000 by issuing 1,180,000 shares of common stock.

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

On June 19, 2009 with the approval of our board of directors, a certificate of change was filed with the Nevada Secretary of State effecting a four (4) for one (1) consolidation of our authorized and issued and outstanding shares of common stock. The certificate of change had an effective date of July 17, 2009.

On July 15, 2009, our board of directors approved an amendment to the consolidation so that the consolidation would be on a ten (10) for one (1) basis. In connection with the amendment of the consolidation, our Company filed a certificate of correction with the Nevada Secretary of State, wherein our authorized and issued and outstanding shares of common stock would be consolidated on a ten (10) for one (1) basis, with an August 15, 2009 effective date.

As a result, effective August 15, 2009, our authorized capital decreased from 500,000,000 shares of common stock with a par value of $0.001 to 50,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 37,086,740 shares of common stock to 3,708,674 shares of common stock.

The consolidation will become effective with the Over-the-Counter Bulletin Board at the opening for trading on August 20, 2009 under the new stock symbol “COHG”. Our new CUSIP number is 163076201.

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

We acquired these assets for $179,309.

Effective August 31, 2009, we entered into an assignment agreement with Golden Aria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by Golden Aria of a revenue interest of 40.432% of our 8% share of our net revenue after field operating expenses from our Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, Golden Aria has agreed to pay 57.76% of our costs currently budgeted at $77,905, subject to revision and 57.76% of our 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

Effective August 31, 2009, we entered into an assignment agreement with David DeMartini. The assignment agreement dated August 28, 2009, provides for the purchase by DeMartini of a revenue interest of 75% of our 8% share of our net revenue after field operating expenses from our Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. The assignment of the interest is limited to a gross 500% revenue payout based on the total amount paid for the working interest, after which all rights, interests and benefits cease. As consideration, De Martini has agreed to pay 100% of our costs currently budgeted at $77,905, subject to revision and 100% of our 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

Effective August 31, 2009, we entered into a partial release and acknowledgement agreement dated August 29, 2009 with Sage Investments Ltd. Pursuant to the partial release and acknowledgement, Sage has agreed to release its security interest in certain assets of our Company.

On September 14th, 2009, we issued 1,230,000 units at a unit price of $0.05 per Unit for the net proceeds of $61,500. Each Unit is comprised of one restricted common share and one warrant (the “Warrant”) to purchase one additional share of common stock, exercisable until August 10, 2011. The exercise price of the Warrants is $0.20. Assuming that all of the Warrants are exercised by the holders, the gross proceeds received by our Company from the Warrants will equal approximately $246,000.

We issued the shares and share purchase warrants to one (1) US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended and issued the shares and share purchase warrants to nine (9) non-US persons in an off-shore transaction pursuant to the exemption from registration provided for under Regulation S, promulgated under the United States Securities Act of 1933, as amended.

On September 14, 2009, we reached a debt settlement with two Directors of our Company in the amount of $151,000 by issuing 3,020,000 shares at a price of $0.05 per share.

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

Results of Operations – Three months Ended September 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine month periods ended September 30, 2009 which are included herein.

Our operating results for the three months ended September 30, 2009, for the three months ended September 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended September 30, 2009 $	Three months Ended September 30, 2008 $	Change Between Three Month Period Ended September 30, 2009 and September 30, 2008 $
Revenue	31,215	Nil	31,215
Legal, accounting and audit	(12,276)	(13,296)	1,020
General and administrative	(4,859)	(3,264)	(1,595)
Consulting fees & Director Fees	(30,000)	(24,181)	(5,819)
Interest and accretion	(2,709)	(8,322)	5,613
Stock based compensation	(6,000)	-	(6,000)
Unrealized gains (loss) on warrants	-	20,000	(20,000)
Foreign exchange gain (loss)	(3,827)	4,208	(8,035)
Natural Oil & Gas Operating Costs	(17,888)	-	(17,888)
Forgiveness of Debt	-	-	-
Net loss and comprehensive loss for the period	(46,344)	(24,855)	(21,489)

Revenues

We had revenues of $31,215 during the three months ended September 30, 2009 as compared to revenues of $Nil during the three months ended September 30, 2008 primarily as a result of our acquisition of the working interest in the Belmont Lake Field.

Natural Oil & Gas Operating Costs

We have oil & gas operating costs of $17,888 during the three months ended September 30, 2009 as compared to oil & gas operating costs of $Nil during the three months ended September 30, 2008 primarily as a result of our acquisition of the working interest in the Belmont Lake Field.

General and Administrative

The $1,595 increase in our general and administrative expenses for the three months ended September 30, 2009 was due to depletion expense totaling $2,016 and a decrease of $421 in general expenses.

Accounting, Audit and Legal

The $1,020 decrease in accounting, audit and legal fees for the three months ended September 30, 2009 was due to a decrease in audit and legal fees.

Consulting Fees and Directors Fees

The $5,819 increase in consulting fees and director fees for the three months ended September 30, 2009 was due to an increase in consulting fees.

Interest and Accretion

The $5,613 decrease in interest and accretion for the three months ended September 30, 2009 was due to a decrease in the interest expensed.

Foreign Exchange Gain (loss)

The $8,035 increase in foreign exchange loss for the three months ended September 30, 2009 was due to currency fluctuations.

Unrealized gain (loss) on warrants

The change in unrealized gains (loss) on the warrants for the three months ended September 30, 2009 was due to the cancellation of the warrants.

Nine months Ended September 30, 2009 and 2008

Our operating results for the nine months ended September 30, 2009, for the nine months ended September 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended September 30, 2009 $	Nine months Ended September 30, 2008 $	Change Between Nine Month Period Ended September 30, 2009 and September 30, 2008 $
Revenue	53,949	Nil	53,949
Legal, accounting and audit	(65,062)	(109,220)	44,158
General and administrative	(10,316)	(7,697)	(2,619)
Consulting fees & Director Fees	(90,000)	(102,150)	12,150
Interest and accretion	(5,828)	(17,596)	11,768
Stock-based compensation	(13,667)	-	(13,667)
Unrealized gains (loss) on warrants	-	(23,000)	23,000
Natural Oil & Gas Operating Costs	(28,783)	-	(28,783)
Foreign exchange gain (loss)	(6,774)	3,521	(10,295)
Forgiveness of Debt	39,249	-	39,249
Net loss and comprehensive loss for the period	(127,232)	(256,142)	128,910

Revenues

We had revenues of $53,949 during the nine months ended September 30, 2009 as compared to revenues of $Nil during the nine months ended September 30, 2008 primarily as a result of our acquisition of the working interest in the Belmont Lake Field.

General and Administrative

The $2,619 increase in our general and administrative expenses for the nine months ended September 30, 2009 was due to the depletion expense totaling $2,016 and an overall minor increase in general and administrative expenses.

Accounting, Audit and Legal

The $44,158 decrease in accounting, audit and legal fees for the nine months ended September 30, 2009 was due for the most part, a decrease in audit fee expenses.

Consulting Fees and Directors Fees

The $12,150 decrease in consulting fees and director fees for the nine months ended September 30, 2009 was due to the Company only having two directors that recorded monthly fees and at a reduced amount.

Interest and Accretion

The $11,768 decrease in interest and accretion for the nine months ended September 30, 2009 was due to a decrease in interest costs.

Foreign Exchange Gain (loss)

The $10,295 increase in foreign exchange loss for the nine months ended September 30, 2009 was due to currency fluctuations.

Unrealized gain (loss) on warrants

The change in unrealized gains (loss) on the warrants for the nine months ended September 30, 2009 was due to the cancellation of the warrants.

Liquidity and Financial Condition

Working Capital

	At	At
	September
	30,	December 31,
	2009	2008
Current assets	$244,107	$251,538
Current liabilities	473,416	390,803
Working capital	$(229,309)	$(139,265)

Cash Flows

	Nine months Ended
	September	September
	30,	30,
	2009	2008
Cash flows provided by (used in) operating activities	$176,612	$(281,226)
Cash flows provided by (used in) investing activities	(162,509)	-
Cash flows provided by (used in) financing activities	88,162	289,080
Increase (decrease) in cash and cash equivalents	$102,265	$7,854

On September 14th, 2009, we issued 1,230,000 units at a unit price of $0.05 per unit for the net proceeds of $61,500. Each unit is comprised of one restricted common share and one warrant (the “Warrant”) to purchase one additional share of common stock, exercisable until August 10, 2011. The exercise price of the Warrants is $0.20. Assuming that all of the Warrants are exercised by the holders, the gross proceeds received by our Company from the Warrants will equal approximately $246,000.

We issued the shares and share purchase warrants to one (1) US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended and issued the shares and share purchase warrants to nine (9) non-US persons in an off-shore transaction pursuant to the exemption from registration provided for under Regulation S, promulgated under the United States Securities Act of 1933, as amended.

On September 14, 2009, we reached a debt settlement with two Directors of our Company in the amount of $151,000 by issuing 3,020,000 shares at a price of $0.05 per share.

Operating Activities

Net cash provided by operating activities was $176,612 for the nine months ended September 30, 2009 compared with cash used by operating activities of $281,226 in the same period in 2008. The difference was largely due to increase revenue and debt forgiveness.

Investing Activities

Net cash used in investing activities was $162,509 for the nine months ended September 30, 2009 compared to net cash provided by (used in) investing activities of $Nil in the same period in 2008 was mainly attributable to the acquisition of the working interest in the Belmont Lake Field.

Financing Activities

Net cash provided by financing activities was $88,162 for the nine months ended September 30, 2009 compared to $289,080 in the same period in 2008 was attributable to proceeds from private placement, purchase of Cheetah shares for cancellation and loans payable.

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

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our Company has incurred a net loss of $127,232 for the nine month period ended September 30, 2009 [2008 - $256,142] and at September 30, 2009 had a deficit accumulated during the exploration stage of $15,980,265 [2008 - $15,853,033]. Our Company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $229,309 as at September 30, 2009 [2008 - $139,265]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

Our financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Item 4T. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $103,803 and a working capital deficit of $229,309 as of September 30, 2009. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop our property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our property and any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2009, we grant 150,000 options to a director of our Company at an exercise price of $0.10. The options vest immediately and expire on September 14, 2014.

In addition, on September 14, 2009, our directors approved the reduction of the exercise price of 200,000 options (post-split) granted to a director of our company on July 31, 2008. The options are now exercisable at $0.10.

Item 3. Default upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.6	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009)

3.7	Certificate of Correction (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009

(4)	Instruments Defining the Rights of Security Holders

4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)

4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)

(10)	Material Contracts

10.1	Acquisition Agreement with Georgina Martin dated June 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)

10.2	A-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.3	A-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.4	B-1 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.5	B-2 Warrant with Macquarie Holdings (USA) Inc. (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006)

10.6	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2007)

10.7	Amended Share Subscription Agreement dated for reference September 27, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.8	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.9	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)

10.10	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)

Exhibit
Number	Description

10.11	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

10.12	Warrant Cancellation Agreement dated November 28, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

10.13	Assignment Agreement dated August 28, 2009 between our company and Golden Aria Corp. (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.14	Assignment Agreement dated August 28, 2009 between our company and David DeMartini (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.15

Partial Release and Acknowledgement Agreement dated August 29, 2009 between our company and Sage Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.16	Subscription Agreement - Debt Settlement with RGM Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2009)

10.17	Subscription Agreement - Debt Settlement with Robert McAllister (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2009)

10.18	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2009)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-K filed on April 8, 2005)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: November 13, 2009	/s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: November 13, 2009	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)