Form 10-K
period 2009-12-31
CHEETAH OIL & GAS LTD.
filed 2010-03-31
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[x]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 19, 2010 was $1,152,972 based on a $0.13 closing price for the Common Stock on March 19, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
10,728,625 common shares as of March 19, 2010

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

We are engaged in the exploration for and production of oil and natural gas, primarily in the State of Mississippi USA. Until recently, we were engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea through our ten percent equity interest in Cheetah Oil & Gas B.C. Ltd. (“Cheetah BC”). On November 25, 2008, we sold our remaining 10% interest in Cheetah BC.

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

On March 5, 2004 we acquired all of the issued and outstanding shares of Cheetah BC, a private British Columbia company, in exchange for 25,000,000 shares of our common stock. Therefore, for accounting purposes, Cheetah BC was deemed to have acquired Bio-American Capital Corporation. The principal assets of Cheetah BC were three petroleum prospecting licenses: PPL #249, PPL #250 and PPL #252 issued by the Minister of Petroleum and Energy for Papua New Guinea. The licenses required Cheetah to engage in exploratory and developmental activities by certain dates as specified in the respective licenses, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities. PPL #249 covers a total of 1,501,050 acres, PPL #250 covers a total of 2,001,400 acres and PPL #252 covers a total of 1,841,288 acres.

On June 24, 2004, our former wholly owned subsidiary Cheetah BC entered into an acquisition agreement with the controlling shareholders of Scotia Petroleum Inc. (“Scotia”) to acquire 31,518,829 Scotia common shares or an 85.14% controlling interest (of a total of 37,018,829 Scotia shares issued and outstanding). As consideration, we paid the sum of $301,887 US dollars to the selling Scotia shareholders. In addition, one of our shareholders (who was not an affiliate of our company) who was also a Scotia shareholder contributed 256,315 shares of restricted stock of our company valued at $1,817,273 to the other Scotia shareholders. The share value of $7.09 was based on the average market price of our company’s common stock over the five-day period before and after May 13, 2004, the date of agreement to purchase our company. Cheetah BC has also acquired an option to purchase an additional 13.51%, or 5,000,000 shares, of the issued shares of Scotia for a period of two years for $1,000,000. On March 10, 2005 we exercised our option to acquire the additional Scotia shares, and as consideration for which we issued 142,000 restricted shares of common stock on March 17, 2005 of our company at $7.04 per share. The share value of $7.04 was based on the average market price of our company’s common stock over the five-day period before and after March 10, 2005. As a result, Scotia became a majority controlled subsidiary as Cheetah BC held 98.65% of the issued and outstanding shares of Scotia. As a consequence of the sale of our company’s 90% interest, Scotia ceased to remain a majority controlled subsidiary.

The principal assets of Scotia were two Petroleum Prospecting Licenses (PPL) - PPL #245 and PPL #246 - issued by the Minister of Petroleum Energy for Papua New Guinea. The licenses required Scotia to engage in exploratory and developmental activities by certain dates, including obtaining seismic data, drilling an exploratory well, drilling an appraisal well and conducting related activities. Scotia was required to expend certain minimum amounts in respect of the licenses.

Subsequent to Cheetah acquiring Scotia, our company hired Tayfun Babadagli, PhD to prepare a reservoir study on the Kuru structure. The results of the study were received during November 2004. Under PPL #246 Cheetah then applied for a petroleum retention license (PRL) on the Kuru structure on November 12, 2004 and was granted PRL #13 on January 27, 2005, covering 40,000 acres. PRL #13 was the only PRL granted.

As a result of the above acquisitions, we held five petroleum prospecting licenses in Papua New Guinea directly and through our former majority controlled subsidiary, Scotia, which in total are petroleum prospecting licenses in Papua New Guinea covering approximately 8.3 million acres. PRL 13, PPL 246 and PPL 250 are located in South-Central of Papua New Guinea and PPL 245, PPL 249 and PPL 252 are located along the Northern Coast. We evaluated and explored some of our oil and gas prospects over approximately 8.3 million acres in our five license areas in Papua New Guinea. Our consultants produced an evaluation based on available existing survey and seismic data from historical operations on the licenses. In addition, we have gathered extensive information from the reports that we have commissioned on the licenses and have reviewed information and valuations regarding competitors who have acquired similar licenses in the region.

On July 20, 2007, our company entered into a share subscription agreement with Kepis & Pobe Investments Inc. (“K&P”) and its assigns. Under the terms of the agreement K&P had the right to acquire, through the subscription for shares, a 90% interest in Cheetah BC, a wholly owned subsidiary of our company which through ownership of other subsidiaries has title to our company’s Petroleum Prospecting Licenses and the Petroleum Retention License. The subscription price for these shares would be approximately $15,000,000 of which a maximum of $6,600,000 would be advanced to our company to retire its debts plus the assignment of the Convertible Notes held by Macquarie Holdings (USA) Inc., including interest, fees and penalties, in favor of our company at an agreed value of $7,550,000. K&P also agreed that on or before December 31, 2008, it would make an additional contribution of capital to Cheetah BC of $10,000,000. K&P assigned its rights under this agreement to Invicta Oil and Gas Ltd., a company listed on the TSX Venture Exchange. Under the terms of the Agreement it was further agreed that upon closing of the transaction, our company would transfer all of the warrants, which were held by Macquarie, to K&P with the same terms and conditions that existed when held by Macquarie.

On September 27, 2007 our company entered into an amendment to the Agreement, extending the closing of the Agreement from October 2, 2007 to November 30, 2007 and adding a price adjustment mechanism linked to increases in the consolidated liabilities of Cheetah BC.

The price adjustment mechanism adjusted the $15,000,000 consideration Invicta was required to pay to our company by decreasing such amount by the increase in the consolidated liabilities of Cheetah BC from June 30, 2007 to the closing date. As at the closing date of the transaction, Cheetah BC’s consolidated liabilities was approximately $850,000 higher than on June 30, 2007. Therefore, the final consideration to be received by our company totaled $13,691,278, allocated between the cancellation of the convertible notes ($7,550,000) and settlement of the other liabilities owing to creditors of our company ($6,141,278).

In addition to the above, a unanimous shareholders agreement was entered into between our company, Invicta and Cheetah BC whereby the parties agreed to the following:

1.	The cancellation of any debt due from Cheetah BC to our company, after the settlement of our company’s debts totaling $13,691,278.

2.	Invicta agrees to contribute $10,000,000 to Cheetah BC as a contribution of capital on or before December 31, 2008.

3.

Proportionate contributions to the joint oil and gas exploration program of 90% on the part of Invicta and 10% on the part of our company, subsequent to the contribution commitment described in clause (2).

4.

Once Invicta has fulfilled the contribution commitment described in clause (2), if our company fails to contribute all or any portion of its proportionate contribution within 30 days of receiving a funding request, and provided that Invicta has fulfilled its contribution obligation with respect to such funding request, then Invicta may pay all of our company’s contribution deficiency. Any amount advanced by Invicta on behalf of our company shall bear interest at a rate of 18% per annum, calculated annually on the anniversary date of such advance. The principal amount of such loan advance and all accrued interest payable thereon shall become due and payable in-full on the earlier of the third anniversary of such an advance and the date, if any upon which our company disposes of any of its shares of Cheetah BC.

As a result of our company’s sale of 90% ownership in Cheetah BC on November 30, 2007, our company ceased to consolidate the financial position, results of operations and changes in cash flows of Cheetah BC and subsidiary companies as at that date. In addition, our company did not exercise any significant influence over Cheetah BC as a result of its residual 10% ownership interest. The carrying value of our company’s remaining investment in Cheetah BC ($1,521,329) was calculated at 10% of the carrying value of the net assets of Cheetah BC and subsidiary companies immediately before the dilution under the equity method of accounting for business combinations.

As a result of the transaction entered into by our company, we were able to satisfy the convertible notes, including all interest, fees and penalties at a cost of $7,550,000 resulting in a gain on settlement of debt in the amount of $1,543,584 and retire other liabilities owing to unsecured creditors at a cost of $6,141,278 resulting in a gain on settlement of debt in the amount of $917,486.

Cheetah BC was required to expend certain minimum amounts in respect of its licenses. Under the terms of the agreement, to maintain our 10% equity interest in Cheetah BC, was required to proportionately contribute, according to our shareholdings in Cheetah BC, any capital required by Cheetah BC. The failure by us to contribute the required capital at the times needed to continue to maintain our 10% interest in these licenses, and the ability to modify the agreements or extend the time periods, could result in their termination and the loss of their benefits to us. To this end, we entered into an agreement with Invicta on March 12, 2008 whereby Invicta agreed to advance by way of a loan up to $500,000 to fund our estimated working capital requirements. The loan carried an annual interest rate of 8% and was secured against our 10% equity interest in Cheetah BC.

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

On March 4, 2009 Cheetah settled outstanding liabilities with two of our former directors paying $24,000 in the settlement of $39,249 in consulting liabilities and the return to treasury of 3,000,000 (300,000 post-reverse stock split) issued and outstanding shares to our company’s treasury.

On April 3, 2009, our company entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group wherein our company agreed to acquire an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake field. The Belmont Lake field currently has two producing wells. In addition to acquiring the 8% working interest, we acquired a 40% working interest on an option to drill wells on over 140,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling. We acquired these assets for $179,309.

On June 19, 2009 with the approval of our board of directors, a certificate of change was filed with the Nevada Secretary of State effecting a four (4) for one (1) consolidation of our authorized and issued and outstanding shares of common stock. The certificate of change had an effective date of July 17, 2009.

On July 15, 2009, our board of directors approved an amendment to the consolidation so that the consolidation would be on a ten (10) for one (1) basis. In connection with the amendment of the consolidation, our company filed a certificate of correction with the Nevada Secretary of State, wherein Cheetah’s authorized and issued and outstanding shares of common stock would be consolidated on a ten (10) for one (1) basis, with an August 15, 2009 effective date. As a result, effective August 15, 2009, Cheetah’s authorized capital decreased from 500,000,000 shares of common stock with a par value of $0.001 to 50,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 37,086,740 shares of common stock to 3,708,625 shares of common stock. The consolidation will become effective with the Over-the-Counter Bulletin Board at the opening for trading on August 20, 2009 under the new stock symbol “COHG”. Our new CUSIP number is 163076201.

On August 31, 2009, our company entered into an assignment agreement with Golden Aria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by Golden Aria of a revenue interest of 40.432% of Cheetah’s 8% share of our net revenue after field operating expenses from our Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, Golden Aria has agreed to pay 57.76% of the costs currently budgeted at $77,905, subject to revision and 57.76% of the 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

On August 31, 2009, our company entered into an assignment agreement with an individual. The assignment agreement dated August 28, 2009, provides for the purchase by the individual of a revenue interest of 75% in one-half of our investment in the Belmont Lake PPF-12-4 horizontal well located in the Belmont Lake Field, Wilkinson County, Mississippi. As consideration, the individual has agreed to pay 100% of Cheetah’s costs subject to revision. The assignment of the interest is limited to a gross 500% revenue payout based on the total amount paid for the working interest, after which all rights, interests and benefits cease. As consideration, the individual has agreed to pay 100% of our costs currently budgeted at $77,905, subject to revision and 100% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

On August 10, 2009, we issued 1,230,000 units at a unit price of $0.05 per unit for the net proceeds of $61,500. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock, exercisable until August 10, 2011. The exercise price of the warrants is $0.20. Assuming that all of the warrants are exercised by the holders, the gross proceeds received by our company from the warrants will equal approximately $246,000.

Also on September 14, 2009, we reached a debt settlement with two directors of our company in the amount of $151,000 by issuing 3,020,000 shares at a price of $0.05 per share.

On September 14, 2009 our company granted 150,000 stock options to a director and officer of our company, pursuant to our 2005 Stock Plan, with an exercise price of $0.10, vesting immediately and re-priced 200,000 of the previously issued stock options from $0.15 to $0.10.

On October 17, 2009, our company settled a note payable and interest payable totaling $59,000 by issuing an aggregate of 1,180,000 shares of common stock, at a deemed price of $0.05 per share and 1,000,000 warrants at 0.10 exercisable until August 10, 2011. The shares were issued to Sage Investments Ltd. in payment of a debt conversion agreement between our company and Sage Investments Ltd. Concurrent with this share issuance Sage Investments Ltd. agreed to release its remaining security interest in certain assets of our company. Effectively, at October 17, 2009 Cheetah’s oil & gas assets were unencumbered.

On October 23, 2009 we issued 1,500,000 units at a price of $0.05 per unit for net proceeds of $75,000. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock, exercisable until October 23, 2011. Assuming that all of the warrants are exercised by the holders, the gross proceeds received by our company from the warrants will equal approximately $300,000. In addition, our company issued 90,000 shares of stock to an individual who facilitated the sale of the units.

On November 13, 2009, our company announced that its Operator in Mississippi, Griffin & Griffin Exploration LLC, has declared force majeure on the Belmont Lake offset wells at this time.

On November 27, 2009, we granted stock options to our officers and directors, pursuant to our 2009 Stock Plan, to purchase up to 300,000 shares of our common stock at an exercise price of $0.10 per share, exercisable until November 27, 2014.

Our Current Business

The Company is an oil and gas company engaged in the exploration for and production of oil and natural gas, primarily in the State of Mississippi, USA. The Company is currently generating revenues from its business operations in Mississippi.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

The Company may not be able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

The Company is engaged in the acquisition and exploration of oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

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

Employees

We have no employees other than our directors and executive officers. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

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

We had cash in the amount of $164,006 and a working capital deficit of $148,365 as of December 31, 2009. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. The Company has generated revenue, however has an accumulated deficit and negative working capital, accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate sufficient revenues, and as a result, we face a high risk of business failure.

Since March 5th 2004, we have primarily focused on the location and acquisition of oil and gas properties. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

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

None.

Item 2. Properties

Executive Offices

Our executive office is located at 17 Victoria Road, Nanaimo, B.C. V9R 4N9.

Resource Properties

On April 3, 2009, our company entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group wherein we agreed to acquire an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake Field for a value of $179,309. The Company is required to pay $400 per month for a period of 4 years from the closing as part of the purchase price. The Belmont Lake field currently has two producing wells.

In addition to acquiring the 8% working interest, our company also acquired a 40% working interest on an option to drill wells on over l40,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

In August 2009 the operator of the Belmont Lake Field decided to drill a new horizontal well named the Belmont Lake PPF-12-4 and Cheetah received a notice that its share of the anticipated drilling and development cost was $77,900. After the operator sent the notice of its intent to drill the well, certain working interest owners declined the investment; therefore, Cheetah was given the opportunity to purchase an additional interest in the proposed well in an amount equal to its original commitment.

Cheetah’s management determined that it was in the best interest for our company to exercise their right to invest in the well. Cheetah did not have sufficient cash for the entire investment totaling approximately $155,800 and therefore, divided its proposed investment into two equal parts:

On August 31, 2009, company entered into an assignment agreement with a corporation. The assignment agreement provided for the purchase of a revenue interest of 40.432% in one-half of Cheetah’s investment in the proposed well for $45,000. The corporation has agreed to pay 57.76% of Cheetah’s drilling, completion and tie in costs to earn the 40.432% .

On August 31, 2009, our company entered into an assignment agreement with an individual. The assignment agreement provided for the purchase of a revenue interest of 75% in one-half of its investment in the proposed well for $77,905 covering 100% of the current budgeted costs. As consideration, the individual has agreed to pay 100% of Cheetah’s costs subject to revision. This interest will revert back to the owner once the purchaser has achieved a 500% payout.

Productive Wells

See below production data as at December 31, 2009:

	For the fiscal year ended December 31, 2009	For the fiscal year ended December 31, 2008
Production Data:
Natural gas (Mcf)	714	NA
Oil (Bbls)	1,210	NA
Average Prices:		NA
Natural gas (per Mcf)	$ 3.35	NA
Oil (per Bbl)	$65.45	NA

Productive Wells

The following table summarizes information at December 31, 2009, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by our company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Mississippi	2	1	3	0.104	0.06	0.164

Total	2	1	3	0.104	0.06	0.164

Unaudited Oil and Gas Reserve Quantities

The unaudited reserve estimates for Mississippi, as of December 31, 2009, were prepared by Veazey & Associates, an independent petroleum engineering firm.

The estimated proved reserves prepared by Veazey and Associates are summarized in the table below, in accordance with definitions and pricing requirements as prescribed by the Securities and Exchange Commission (the “SEC”). Prices paid for oil and natural gas vary widely depending upon the quality such as the Btu content of the natural gas, gravity of the oil, sulfur content and location of the production related to the refinery or pipelines.

There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

In 2009, the SEC issued its final rule on the modernization of oil and gas reporting, and the FASB adopted conforming changes to ASC Topic 932, “Extractive Industries”, to align the FASB’s reserves requirements with those of the SEC. The final rule is now in effect for companies with fiscal years ending on or after December 31, 2009.

As it affects our reserve estimates and disclosures, the final rule:

  amends the definition of proved reserves to require the use of average commodity prices based upon the prior 12-month period rather than year-end prices (Oil - $63.58 bbl; Gas – $3.86 mcf for year ended December 31, 2009);
  expands the type of technologies available to establish reserve estimates and categories;
  modifies certain definitions used in estimating proved reserves;
  permits disclosure of probable and possible reserves;
  requires disclosure of internal controls over reserve estimations and the qualifications of technical persons primarily responsible for the preparation or audit of reserve estimates;
  permits disclosure of reserves based on different price and cost criteria, such as futures prices or management forecasts; and
  requires disclosure of material changes in proved undeveloped reserves, including a discussion of investments and progress made to convert proved undeveloped reserves to proved developed reserves

We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the year ended December 31, 2009:

	Oil	Gas
	(bbls)	(mcf)
Proved developed and undeveloped reserves
Beginning of year	–	–
Revisions of previous estimates	–	–
Improved recovery	–	–
Purchases of minerals in place	17,830	7,374
Extensions and discoveries	–	–
Production	(1,210)	(714)
Sales	–	–
End of Year	16,620	6,660
Proved developed reserves
Beginning of year	–	–
End of Year	6,920	6,660

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	1,082,020
Future production costs	(293,855)
Future development costs	(34,795)
Future net cash flows	753,370
10% annual discount for estimated timing of cash flows	(128,752)
Standardized measure of discounted future net cash flows	624,618

The following reconciles the change in the standardized measure of discounted future net cash flow during 2009

Beginning of year	$-
Sales of oil and gas produced, net of production costs	(37,207)
Net changes in prices and production costs	-
Extensions, discoveries, and improved recovery, less related costs	-
Development costs incurred during the year which were previously estimated	-
Net change in estimated future development costs	-
Revisions of previous quantity estimates	-
Net change from purchases and sales of minerals in place	661,825
Accretion of discount	-
Net change in income taxes	-
Other	-

End of year	$624,618

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of December 31, 2009. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net

Mississippi	220	88	1,160	192
Total	220	88	1,160	192

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “COHG.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2009	$0.38	$0.08
September 30, 2009	$0.045	$0.045
June 30, 2009	$0.006	$0.0051
March 31, 2009	$0.015	$0.012
December 31, 2008	$0.03	$0.01
September 30, 2008	$0.13	$0.02
June 30, 2008	$0.08	$0.03
March 31, 2008	$0.17	$0.06
December 31, 2007	$0.45	$0.08

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

On March 19, 2010, the shareholders' list showed 163 registered shareholders and 10,728,625 common shares outstanding.

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

On July 31, 2008 our company’s board of directors approved the grant of 2,000,000 stock options at a purchase price of $0.15 per share to Robert McAllister with 500,000 options vested immediately, 500,000 vested on October 31, 2008 and the balance vested on January 31, 2009.

On July 15, 2009 our company approved a 1 for 10 share consolidation. The 3,500,000 maximum granting of stock options has now been reduced to 350,000 stock options pursuant to the 2005 stock option plan.

On September 14, 2009 our company’s board of directors approved the grant of 150,000 stock options at a purchase price of $0.10 per share to Georgina Martin, vesting immediately and re-priced 200,000 stock options previously issued to Robert McAllister from $0.15 to $0.10.

The following table summarizes certain information regarding our 2005 equity compensation plans as at December 31, 2009:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	350,000 (1)	$0.10 (2)	Nil
Total	350,000 (1)	$0.10 (2)	Nil

On November 27, 2009, our Board of Directors approved our 2009 Stock Option Plan pursuant to which we may grant an aggregate of up to 1,000,000 common shares or options to purchase common shares to employees, consultants or directors of our company or of any of our subsidiaries. The purpose of the 2009 Stock Option Plan is to give our company the ability to motivate participants to contribute to our growth and profitability. The 2009 Stock Option Plan is administered by our Board of Directors. It will continue in effect until the earlier of the (a) date that we have granted all of the securities that can be issued pursuant to its terms or (b) November 27, 2019.

Awards under our 2009 Stock Option Plan will vest as determined by our Board of Directors and as established in stock option agreements to be entered into between our company and each participant receiving an award. Options granted under the 2005 Stock Option Plan will have a term of 5 years from the date of grant but are subject to earlier termination in the event of death, disability or the termination of the employment or consulting relationship

On November 27, 2009 our company’s board of directors approved the grant of 300,000 stock options at a purchase price of $0.10 per share to Robert McAllister, Georgina Martin and Don Findlay, vesting immediately.

The following table summarizes certain information regarding our 2009 equity compensation plans as at December 31, 2009:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	300,000	$0.10	700,000
Total	300,000	$0.10	700,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2009.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2009.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended December 31, 2009 and 2008

Our net loss and comprehensive loss for our year ended December 31, 2009, for our year ended December 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2009 $	Year Ended December 31, 2008 $ Restated	Change Between Year Ended December 31, 2009 and Year Ended December 31, 2008 $
Natural oil & gas revenue	81496	Nil	81,496
Cost ore revenue	(44,289)	Nil	(46,804)
Legal, accounting and audit	(76,651)	(114,216)	37,565
General and administrative	(47,068)	(52,272)	5,204
Consulting fees & director fees	(120,000)	(130,783)	10,783
Interest and accretion	(50,530)	(22,320)	(28,210)
Discontinued operations	Nil	(1,354,753)	1,354,753
Forgiveness of debt	39,249	Nil	39,249
Unrealized gains (loss) on warrants	Nil	13,000	(13,000)
Foreign exchange gain (loss)	(9,100)	43,676	(52,776)
Depletion expense	(16,195)	Nil	(23,454)
Net loss and comprehensive loss for the period	(243,088)	(1,617,668)	1,364,806

General and Administrative

The decrease in our general and administrative expenses for our year ended December 31, 2009 was due to a decrease in stock-based compensation, provisions for uncollectible funds and rentals and communication.

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for our year ended December 31, 2009 was due to a decrease in audit fees.

Consulting Fees and Director Fees

The decrease in consulting fees and director fees for our year ended December 31, 2009 was due to a decrease in payments to the directors.

Interest and Accretion

The increase in interest and accretion for our year ended December 31, 2009 was due to the interest record for the loan payable to Sage Investments Ltd.

Foreign Exchange Gain (loss)

The decrease in foreign exchange gain for our year ended December 31, 2009 was due to currency fluctuations.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2009	2008
		(Restated)
Current assets	$232,055	$251,538
Current liabilities	380,420	390,803
Working capital	$(148,365)	$(139,265)

Cash Flows

	Year Ended
	December 31,		December 31
	2009		2008
			(Restated)
Cash flows from (used in) operating activities	$(15,803)		$(248,504)
Cash flows provided by (used in) investing activities	12,646	$	Nil
Cash flows provided by (used in) financing activities	165,625		$242,181
Net increase (decrease) in cash during period	$162,468		$(6,323)

Operating Activities

Net cash used in operating activities was $15,803 for our year ended December 31, 2009 compared with cash used in operating activities of $248,504 in the same period in 2008. The decrease of $232,701 in operating activities is mainly attributable to revenue received in 2009, debt forgiveness recorded, and an overall decrease in expenses.

Investing Activities

Net cash provided by investing activities was $12,646 for our year ended December 31, 2009 compared to net cash used in investing activities of $Nil in the same period in 2008 was mainly attributable to the proceeds from the sale of Cheetah BC and purchase of oil & gas properties..

Financing Activities

Net cash from financing activities was $165,625 for our year ended December 31, 2009 compared to $242,181 in the same period in 2008 was mainly attributable to the decrease of advance received.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss/gain of $243,088 for the year ended December 31, 2009 [2008 - $1,617,668] and at December 31, 2009 had a deficit accumulated of $16,096,121 [2008 – $15,853,033]. The Company has generated revenue, however has an accumulated deficit and negative working capital of $148,365 as at December 31, 2009. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statement.

Recent Accounting Pronouncements

The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

SEC’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) —Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on our company’s financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on our company’s results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

The FASB updated its guidance under ASC 805, “Business Combinations,” in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.

In June 2008, the FASB updated its guidance under ASC 260, “Earnings Per Share.” This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on our company’s earnings per share calculations.

In March 2008, the FASB issued guidance under ASC 815, “Derivatives and Hedging,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. This guidance was effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. The Company adopted this guidance on January 1, 2009.

Fair Value of Financial Instruments

The Company measures the fair value of its financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes the following hierarchy that prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs in which there are little or no market data, which require the reporting entity to develop its own assumptions.

The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Cheetah Oil & Gas Ltd.

December 31, 2009 & 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cheetah Oil & Gas, Ltd.
Nanaimo, British Columbia, Canada

We have audited the accompanying balance sheets of Cheetah Oil & Gas, Ltd. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Cheetah Oil & Gas, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheetah Oil & Gas, Ltd. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated revenues from operations but has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2009 and 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Odessa, Texas

March 31, 2010

Cheetah Oil & Gas Ltd.

BALANCE SHEETS
(expressed in U.S. dollars)

	December 31,	December 31,
	2009	2008

	$	$
ASSETS
Current
Cash and cash equivalents	164,006	1,538
Receivables [note 4]	68,049	250,000

Total Current Assets	232,055	251,538

Oil & gas properties [notes 3 & 15]	180,372	-
Equipment [note 5]	1,673	2,091
TOTAL ASSETS	414,100	253,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current
Accounts payable and accrued liabilities [note 8]	307,779	390,803
Accrued drilling costs	72,641

Total Current Liabilities	380,420	390,803

Long term drilling liability	10,800	-

Asset retirement obligation	2,515	-

TOTAL LIABILITIES	393,735	390,803

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized 100,000,000 shares	-	-
Common stock [note 7]
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 10,728,625 shares [December 31, 2008 – 4,008,625 shares]	10,729	4,009
Additional paid in capital	16,105,757	15,711,850
Deficit	(16,096,121)	(15,853,033)
Total Stockholders' Equity (Deficit)	20,365	(137,174)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	414,100	253,629

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)

	Twelve months	Twelve months
	ended	ended
	December 31,	December 31,
	2009	2008
	$	$
Revenue
Natural oil & gas revenue	81,496	-

Cost of revenue
Natural oil & gas operating costs	39,343	-
Production Taxes	4,946	-
Depreciation, depletion and amortization	16,195	-
	21,012	-
General and administrative expenses
Liquidated damages fees	-	(85,000)
Accounting, audit and legal	76,651	114,216
Depreciation	418	523
Interest	50,530	22,320
Consulting fees	120,000	130,783
Office and miscellaneous	1,447	10,316
Investor relations and shareholder information	5,753	5,400
Rental and communication	4,783	6,762
Stock-based compensation	34,667	85,833
Provisions for uncollectable funds	-	28,438
	294,249	319,591

Loss before other income (expense)	(273,237)	(319,591)
Foreign exchange gain (loss)	(9,100)	43,676
Unrealized gains (losses) on warrants	-	13,000
Forgiveness of debt	39,249	-
Net loss from continuing operations	(243,088)	(262,915)
Discontinued operations	-	(1,354,753)
Net Loss	(243,088)	(1,617,668)
Loss per share – basic and diluted
Loss from continuing operations	$(0.04)	$(0.06)
Loss from discontinued operations	-	(0.35)
Net Loss	$(0.04)	$(0.41)

Weighted average number of common stock outstanding - basic and diluted	5,683,564	3,901,835

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

	Twelve	Twelve
	months ended	months ended
	December 31,	December 31,
	2009	2008
	$	$

OPERATING ACTIVITIES
Net loss for the period	(243,088)	(1,617,668)
Less loss from discontinued operations	-	1,354,753
Net loss from continuing operations	(243,088)	(262,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & depletion	16,613	523
Debt foregiveness	(39,249)	-
Unrealized gain on warrants	-	(13,000)
Non-cash interest fees	43,460	8,000
Stock-based compensation	34,667	85,833
Accrued Interest paid in stock	5,875
Change in other assets and liabilities:
Prepaids and deposits	-	446
Accounts receivable	(5,549)	19,343
Accounts payable and accrued drilling liabilities	171,468	(86,734)
Cash provided by continuing activities	(15,803)	(248,504)
Cash provided by (used in) discontinued activities	-	-
Net cash used in operating activities	(15,803)	(248,504)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	136,500	-
Proceeds on exercise of warrants	-	-
Net loan proceeds	53,125	242,181
Purchase of Cheetah shares for cancellation	(24,000)	-
Cash provided by continuing activities	165,625	242,181
Cash provided by (used in) discontinued activities	-	-
Net cash from financing activities	165,625	242,181
INVESTING ACTIVITIES
Proceeds from sale of Cheetah BC	187,500
Purchase of oil & gas properties	(174,854)	-

Cash provided by (used in) continuing activities	12,646	-
Cash provided by (used in) discontinued activities	-	-
Net cash used in investing activities	12,646	-
Increase (decrease) in cash and cash equivalents	162,468	(6,323)
Cash and cash equivalents, beginning of period	1,538	7,861
Cash and cash equivalents, end of period	164,006	1,538

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(expressed in U.S. dollars)

			Additional paid
	Common Stock		in capital	Deficit accumulated	Total
	Shares	$	$	$	$
Balance, December 31, 2007 as previously reported	37,934,991	37,935	15,192,568	(14,235,365)	995,138
Reverse stock split - 10 for 1	(34,141,541)	(34,141)	34,141	-	-
Balance, December 31, 2007 as restated	3,793,450	3,794	15,226,709	(14,235,365)	995,138
Shares issued for loan fees	10,000	10	7,990	-	8,000
Shares issued for interest owing	119,675	120	323,003	-	323,123
Settled minority S/H of Scotia Petroleum	85,500	85	68,315	-	68,400
Stock-based compensation	-	-	85,833	-	85,833
Net loss for the year	-	-	-	(1,617,668)	(1,617,668)
Balance, December 31, 2008	4,008,625	4,009	15,711,850	(15,853,033)	(137,174)
Shares purchased and cancelled	(300,000)	(300)	(23,700)	-	(24,000)
Shares issued for debt owing directors	3,020,000	3,020	147,980	-	151,000
Issuance of common stock pursuant to a private placement at $.05 per share	1,230,000	1,230	60,270	-	61,500
Issuance of common stock pursuant to a private placement at $.047 per share	1,590,000	1,590	73,410	-	75,000
Debt settlement for demand loan payable and accrued interest at $.05 per share	1,180,000	1,180	57,820	-	59,000
Value of 1,000,000 warrants granted for interest			43,460		43,460
Stock-based compensation	-	-	34,667	-	34,667
Net loss for the year	-	-	-	(243,088)	(243,088)
Balance, December 31, 2009	10,728,625	10,729	16,105,757	(16,096,121)	20,365

See accompanying notes

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

1. INCORPORATION AND NATURE OF OPERATIONS

Cheetah Oil & Gas Ltd. (“Cheetah Nevada” or the “Company”) was incorporated in May 1992 under the laws of the State of Nevada on May 5, 1992 under the name of “Bio-American Capital Corporation”. Effective May 26, 2004 the name was changed to Cheetah Oil & Gas Ltd.

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

On November 30, 2007 the Company closed on the sale of 90% interest in Cheetah BC, a wholly owned subsidiary of the Company which through ownership of other subsidiaries had title to the Company’s Petroleum Prospecting Licences and the Petroleum Retention Licence. The Company received a non-cash consideration of $13,691,278. Effective December 1, 2007 the financial statements of the Company ceased to be consolidated with those of Cheetah BC, Cheetah BC’s wholly owned subsidiary Cheetah Oil & Gas (PNG) Ltd. (“Cheetah PNG”) and Cheetah PNG’s 98.65% owned subsidiary Scotia Petroleum Inc. (“Scotia”). Commencing December 1, 2007, the Company recorded its residual 10% equity investment in Cheetah BC at a cost of $1,521,329.

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

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

1. INCORPORATION AND NATURE OF OPERATIONS – cont’d

On March 4, 2009 the Company agreed to purchase 3,000,000 pre-reverse split shares of common stock from two former directors for an aggregate price of US $24,000.

On April 3, 2009 the Company entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group where we agreed to acquire an 8% interest in certain oil and gas interest located in the state of Mississippi, known as the Belmont Lake Field for $179,309.

In addition to acquiring the 8% working interest, the Company also acquired a 40% working interest on an option to drill wells on over 140,000 acres of exploration lands.

Effective August 15, 2009 the Company’s authorized, issued and outstanding shares of common stock was consolidated on a ten (10) for one (1) basis. As a result, effective August 15, 2009, our authorized capital decreased from 500,000,000 shares of common stock with a par value of $0.001 to 50,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 37,086,740 shares of common stock to 3,708,625 shares of common stock. The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 20, 2009 under the new symbol “COHG”.

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The balance sheet presented is that of the Company for the year ended December 31, 2009. The statements of operations, cash flows and shareholders equity reflect the changes in stockholders equity (deficit), the results of operations and the changes in cash flows of the Company for the year ended December 31, 2009.

These accompanying financial statements have been prepared by management, who is responsible for their content, in accordance with accounting principles generally accepted in the United States of America. The Company has generated revenue in the current year however it has accumulated substantial losses, and require additional funds to maintain its operations. Management’s plans in this regard are to raise equity and/or debt financing as required.

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $243,088 for the year ended December 31, 2009 [2008 - $1,617,668] and at December 31, 2009 had a deficit accumulated of $16,096,121 [2008 – $15,853,033]. The Company has generated revenue, however has an accumulated deficit and negative working capital of $148,365 as at December 31, 2009. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY – cont’d

Going concern uncertainty – cont’d

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

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2009 cash and cash equivalents consist of cash only.

Oil and gas properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.

Pursuant to full cost accounting rules, the Company must perform a ceiling test periodically on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

3. SIGNIFICANT ACCOUNTING POLICIES –cont’d

Oil and gas properties – cont’d

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities.

Cost related to site restoration programs are accrued over the life of the project.

Capitalized Interest

The Company capitalizes interest (nil in 2009) on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use.

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

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

3. SIGNIFICANT ACCOUNTING POLICIES –cont’d

Stock-based compensation

The Company adopted SFAS No. 123(revised) (ASC 718 and ASC 505), “Share-Based Payment”, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) (ASC 718 and ASC 505) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2009 and 2008 because common stock equivalents consisting of stock purchase warrants of 3,852,143 [2008 – 122,143 after dilution] and stock options of 650,000 [2008 – 200,000 after dilution] that were outstanding at December 31, 2009 and 2008 were anti-dilutive.

Foreign currency translation

The Company uses the United States Dollar as its functional currency. The Company accounts for foreign currency transactions in accordance with SFAS No. 52, “Foreign Currency Translation” (ASC 830). Monetary assets and liabilities denominated in foreign currencies are translated into United States Dollars at the period-end exchange rates. Non-monetary assets and liabilities are translated at the historical rates in effect when the assets were acquired or obligations incurred. Transactions occurring during the period are translated at rates in effect at the time of the transaction. The resulting foreign exchange gains and losses are included in operations.

Fair value of financial instruments

SFAS No. 157 (ASC 820) “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 (ASC 820) establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 (ASC 820) prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities;
Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

3. SIGNIFICANT ACCOUNTING POLICIES –cont’d

Fair value of financial instruments – cont’d

The following table summarizes the fair value measurement of stock options and warrants for the years ended December 31, 2009 and 2008:

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	Level 1	Level 2	Level 3
2009

Stock Options	$-	$34,667	$-
Warrants	$-	$43,460	$-

2008

Stock Options	$-	$85,833	$-

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and loan payable. Pursuant to SFAS No. 157 (ASC 820), the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income taxes

The Company has adopted statement of Financial Accounting Standards 109 (SFAS 109 (ASC 740), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

3. SIGNIFICANT ACCOUNTING POLICIES – cont’d

Long-Lived Assets Impairment

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144) (ASC 360), Accounting for the impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”. SFAS 143 (ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has a $2,515 asset retirement obligation as of December 31, 2009.

Concentration of Credit risk

The Company places its cash and cash equivalent with high credit quality financial institution.

4. RECEIVABLES

	December 31,	December 31,
	2009	2008
	$	$
MacDonald Tuskey Law Firm	-	187,500
Revenue Canada	62,500	62,500
Oil and Gas Sales	5,549	-

	68,049	250,000

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

5. EQUIPMENT

		Accumulated	Net book
	Cost	depreciation	value
	$	$	$
2009
Office equipment	3,844	2,171	1,673

2008
Office equipment	3,844	1,753	2,091

6. NOTE PAYABLE

On April 2, 2009, the Company entered a loan agreement to borrow CDN $55,000 for a period of one year at an eighteen (18%) interest rate and agreed to issue the lender warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of US $0.10. The warrants expire on April 2, 2011. The fair value of the warrants was determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model with the following assumptions:

Estimated fair value	$0.12
Expected life (years)	2
Risk free interest rate	0.25%
Volatility	485%
Dividend yield	-

The value of the warrants was limited to the amount of the loan measured in United States dollars ($43,460 at April 2, 2009), since the value of the warrants was treated as debt discount. The debt discount is amortized over the life of the loan using the interest method.

On October 17, 2009 the Company settled the note payable totaling US $53,125 and accrued interest totaling $5,875 for shares of the Company. The total secured loan payable owing of US $59,000 was converted for 1,180,000 shares of common stock.

7. COMMON STOCK

Common Stock

On March 4, 2009 the Company agreed to purchase 300,000 (3,000,000 pre-reverse split) shares of common stock from two former directors for an aggregate purchase price of US $24,000. Upon the closing of the Share Purchase Agreement any amounts owing the two former directors that were accrued and outstanding at March 4, 2009 were forgiven (aggregating $39,249).

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

7. COMMON STOCK – cont’d

Common Stock – cont’d

On July 15, 2009 the Company amended its Articles of Incorporation to undertake a one (1) for ten (10) share consolidation of its authorized and issued and outstanding common stock. As a result, the Company’s authorized capital decreased from 500,000,000 shares of common stock with a par value of $0.001 to 50,000,000 shares of common stock with a par value of $0.001 and it’s issued and outstanding shares decreased from 40,086,740 shares of common stock to 4,008,625 shares of common stock. The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 20, 2009 under the new stock symbol “COHG”.

On August 10, 2009 the Company closed a private placement for 1,230,000 units at a unit price of $0.05 per unit for the net proceeds of $61,500. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock, exercisable until August 10, 2011. The exercise price of the warrants is $0.20. Assuming that all of the warrants are exercised by the holders, the gross proceeds received by Cheetah from the warrants will equal approximately $246,000.

On September 14, 2009 Cheetah reached a debt settlement with two directors of our Company in the amount of $151,000 by issuing 3,020,000 shares at a price of $0.05 per share.

On October 17, 2009 the Company settled a note payable and interest payable totaling $59,000 for 1,180,000 shares of the Company stock and 1,000,000 warrants at $0.10 exercisable until August 10, 2011.

On October 23, 2009 the Company closed on a private placement for 1,500,000 units at a unit price of $0.047 per unit for the net proceeds of $75,000. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock, exercisable until October 23, 2011. The exercise price of the warrants is $0.20. Assuming that all of the warrants are exercised by the holders, the gross proceeds received by Cheetah from the warrants will equal approximately $300,000.

Stock Options

The Company has a stock option plan for its directors, officers, employees and consultants. Under the terms of the 2005 and 2009 stock option plans, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements which override the terms of the standard plan.

On July 15, 2009, the Company had a 10 for 1 share consolidation. The 2,000,000 maximum granting of stock options have now been reduced to 200,000 stock options.

On September 14, 2009 the Company granted 150,000 stock options to a director of the Company with an exercise price of $0.10, vested immediately and re-priced 200,000 of the previously issued stock options from $0.15 to $0.10.

On November 27, 2009, the Company granted 300,000 stock options to three (3) directors with exercise price of $0.10, vested immediate and expiring on November 27, 2010.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

7. COMMON STOCK – cont’d

Stock Options – cont’d

Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123R) (ASC 718 and 505). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2006 and thereafter.

Under SFAS 123(R) (ASC 718 and 505), the fair value of options is estimated at the date of grant using a Black-Scholes-Meron (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilize the guidelines of staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period.

The Company has used this method in determining the expected term of all options. The Company had one 2008 award that provided for graded vesting. The Company recognizes compensation cost for this award with graded vesting on straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

The 450,000 options issued to directors as compensation in 2009 were valued using the Black-Scholes model with the following assumptions:

Estimated fair value	$ 0.04 - $0.07
Expected life (years)	5
Risk free interest rate	0.25%
Volatility	485%
Dividend yield	-

The fair value of these options was $27,000 and the value of the 2008 graded vesting options were $7,667. Total option based compensation for directors for the years ended December 31, 2009 and 2008 was $34,667 and $85,833, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2009 and 2008 and changes during the years is presented below:

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

7. COMMON STOCK – cont’d

Stock Options – cont’d

	2009		2008
		Weighted		Weighted
	Number of	average	Number of	average
	Shares	exercise price	Shares	exercise price
	#	$	#	$

Outstanding at beginning of year	2,000,000	0.15	2,000,000	0.15
Outstanding at January 1, 2009 (after share reverse split)	200,000	0.15	-	-
Outstanding at January 1, 2009 (amended Sept 14, 2009)	-	(0.05)	-	-
Outstanding, January 1, 2009 amended	200,000	0.10	2,000,000	0.15
Granted	450,000	0.10	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year	650,000	0.10	2,000,000	0.15
Exercisable	650,000	0.10	2,000,000	0.15

Warrants

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2009 and 2008.

	Number of	Weighted average
	warrants	exercise price
		$
Outstanding, December 31, 2007	4,221,429	4.46
Warrants issued	-	-
Warrants exercised	-	-
Warrants forfeited/expired/cancelled	(3,000,000)	3.42
Outstanding, December 31, 2008	1,221,429	7.00
Warrants adjusted for reverse split - 10 to 1	(1,000,000)
Outstanding, December 31, 2008 (adjusted)	122,143	7.00
Warrants issued	2,730,000	0.20
Warrants issued	1,000,000	0.10
Warrants forfeited/expired/cancelled	-	-

Outstanding, December 31, 2009	3,852,143	0.39

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

8. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the year ended December 31, 2009, the Company incurred consulting fees for two directors of the Company in the amount of $120,000 [2008 - $129,112]. Of this balance $50,000 remained unpaid as at December 31, 2009 and is included in accounts payable.

On August 31, 2009, the Company entered into a farm-out agreement with a corporation, controlled by the Chief Executive Officer of the Company. The Company was paid $45,000 by the corporation for its participation in the Belmont Lake PPF-12-4 well.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	December 31,	December 31,
	2009	2008
	$	$

Cash paid during the year:
Interest	—	—

Non-cash transactions:
Shares issued for settlement of Scotia Minority shareholders	—	68,400
Debt and accrued interest settled for shares [notes 6 & 7]	210,000	323,123
Accounts Receivable/Accounts Payable	—	1,650,000
Investment in Cheetah Oil & Gas (B.C.) Ltd.	—	1,521,329
Oil and gas property acquisition.	2,515	—
Settlement of debt	—	—

10. CONTINGENCIES

Cheetah has agreed to pay to a Consultant a Consultant’s fee totaling $5,000 payable $500 monthly once Cheetah receives net revenue from the PPF-12-4 horizontal well. It is unknown at this time when drilling will start on the PPF12-4 horizontal well.

At December 31, 2009, the Company has executed agreements with the operator of its oil and gas wells to spend an additional $151,139 on future exploration and developments costs.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

11. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

SEC’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

11. RECENT ACCOUNTING PRONOUNCEMENTS – cont’d

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) —Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

The FASB updated its guidance under ASC 805, “Business Combinations,” in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.

In June 2008, the FASB updated its guidance under ASC 260, “Earnings Per Share.” This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company’s earnings per share calculations.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

11. RECENT ACCOUNTING PRONOUNCEMENTS – cont’d

In March 2008, the FASB issued guidance under ASC 815, “Derivatives and Hedging,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. This guidance was effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. The Company adopted this guidance on January 1, 2009.

12. INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes." (ASC 740) Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes.

Pursuant to SFAS 109 (ASC 740), the potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
	$000	$000

Loss before discontinued operations	$ 243	$ 346
Income tax rate	35%	35%
Income tax recovery	85	92
Permanent differences	(28)	(30)
Valuation allowance change	(57)	(62)
Deferred income tax (recovery)	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

12. INCOME TAXES – cont’d

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
	$000	$000

Net operating loss carryforwards	2,714	2,660
Warrants		—
Stock based compensation		—
Other	83	80
Total deferred tax assets	2,797	2,740
Valuation allowance	(2,797)	(2,740)
Net deferred tax assets	—	—
Deferred income tax (liability)	—	—

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

The net operating loss carryforwards for income tax purposes are approximately $7,755,000 and will begin to expire in 2024.

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

Management has adopted FIN 48 effective January 1, 2007. Management has determined that there is no material effect on the financial statements as at and for the year ended December 31, 2009.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

13. SUBSEQUENT EVENTS

The Company continues to wait for acceptable ground conditions at Belmont Lake, Mississippi in order to be able to drill the awaited PPF-12-4 horizontal well. Using data supplied by the US Army Corps of Engineers website, the Mississippi river levels since early summer 2008, have been at times among the highest recorded since consistent records were kept beginning in 1941. There was not a sufficient interval during all of 2009 to safely access the Belmont Lake site long enough to be able to drill the expected horizontal well. Our operators require roughly 4-5 uninterrupted weeks of water levels below 34 feet measured at Natchez, in order to be able to drill the new horizontal well. On average since 1941 the river as measured at Natchez is below 34 feet for roughly 9 months each year.

Likewise, the Company requires about 10 days below 34 feet water level to be able to access Belmont Lake in order to conduct normal well maintenance and treatments, which also have not been possible recently due to the high river water. As a result, current production is lower than its potential until such maintenance can be performed.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of 2009 did not have any material impact on the Company’s financial statements. Accordingly, the Company evaluated subsequent events through March 31, 2010, the date the financial statements were issued.

14. COMPARATIVE FIGURES

Certain comparative figures for 2008 have been reclassified to conform with the financial statement presentation adopted for 2009.

15. OIL AND GAS PROPERTIES

On April 3, 2009 the Company entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group wherein the Company agreed to acquire an 8% interest in certain oil and gas interest located in the State of Mississippi, known as the Belmont Lake Field for a value of $179,309. The Company is required to pay $400 per month for a period of 4 years from the closing as part of the purchase price. The Belmont Lake field currently has two producing wells.

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

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

15. OIL AND GAS PROPERTIES – cont’d

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

  The corporation has agreed to pay 57.76% of Cheetah’s drilling and completion costs to earn the 40.432%.

  On August 31, 2009 the Company entered into an assignment agreement with an individual. The assignment agreement provided for the purchase of a revenue interest of 75% in one-half of its investment in the proposed well for $77,905 covering 100% of the current budgeted drilling and completion costs. As consideration, the individual has agreed to pay 100% of Cheetah’s costs subject to revision. This interest will revert back to the original owner once a 500% payout has been achieved.

The full cost pool is depleted using the unit-of-production method based on the estimated proved reserves. For the twelve-month period ended December 31, 2009 the Company has recorded $16,195 as depletion costs.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

16. SUPPLEMENTAL INFORMATION ON OIL & GAS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities at December 31, 2009
Unproved oil and gas properties
Proved oil and gas properties	$196,567

Less accumulated depreciation, depletion, amortization, and impairment	16,195

Net capitalized costs	$180,372

Costs incurred in Oil and Gas Producing Activities for the Year Ended December 31, 2009
Property acquisition costs
Proved	$196,567
Unproved	–
Exploration costs	–
Development costs	–
Amortization rate per equivalent barrel of production	$12.20

Results of Operations for Oil and Gas Producing Activities for the Year Ended December 31, 2009
Oil and gas sales	$81,496
Gain on sale of oil and gas properties	–
Loss on expiration of oil and gas leases	–
Production costs	(44,289)
Depreciation, depletion and amortization	(16,195)
21,012

Income tax expense	–
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$21,012

Reserve Information

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were prepared by independent petroleum engineers. Such estimates are in accordance with guidelines established by the SEC and the FASB. All of our reserves are located in the United States.

In 2009, the SEC issued its final rule on the modernization of oil and gas reporting, and the FASB adopted conforming changes to ASC Topic 932, “Extractive Industries”, to align the FASB’s reserves requirements with those of the SEC. The final rule is now in effect for companies with fiscal years ending on or after December 31, 2009.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

NOTE 16 – SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited) cont’d

As it affects our reserve estimates and disclosures, the final rule:

  amends the definition of proved reserves to require the use of average commodity prices based upon the prior 12-month period rather than year-end prices (Oil - $63.58 bbl; Gas – $3.86 mcf for year ended December 31, 2009);
  expands the type of technologies available to establish reserve estimates and categories;
  modifies certain definitions used in estimating proved reserves;
  permits disclosure of probable and possible reserves;
  requires disclosure of internal controls over reserve estimations and the qualifications of technical persons primarily responsible for the preparation or audit of reserve estimates;
  permits disclosure of reserves based on different price and cost criteria, such as futures prices or management forecasts; and
  requires disclosure of material changes in proved undeveloped reserves, including a discussion of investments and progress made to convert proved undeveloped reserves to proved developed reserves

We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the year ended December 31, 2009:

	Oil	Gas
	(bbls)	(mcf)
Proved developed and undeveloped reserves
Beginning of year	–	–
Revisions of previous estimates	–	–
Improved recovery	–	–
Purchases of minerals in place	17,830	7,374
Extensions and discoveries	–	–
Production	(1,210)	(714)
Sales	–	–
End of Year	16,620	6,660

Proved developed reserves
Beginning of year	–	–
End of Year	6,920	6,660

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2009

NOTE 16 – SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited) cont’d

Standardized measure of Discounted Future

Net Cash Flows at December 31, 2009
Future cash inflows	$1,082,020
Future production costs	(293,855)
Future development costs	(34,795)
Future income tax expenses	–
753,370

Future net cash flows
10% annual discount for estimated timing of cash flows	(128,752)

Standardized Measures of Discounted Future
Net Cash Flows Relating to Proved Oil and Gas Reserves	$624,618

The following reconciles the change in the standardized measure of discounted future net cash flow during 2009

Beginning of year	$–
Sales of oil and gas produced, net of production costs	(37,207)
Net changes in prices and production costs	–
Extensions, discoveries, and improved recovery, less related costs	–
Development costs incurred during the year which were previously estimated	–
Net change in estimated future development costs	–
Revisions of previous quantity estimates	–
Net change from purchases and sales of minerals in place	661,825
Accretion of discount	–
Net change in income taxes	–
Other	–

End of year	$624,618

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert McAllister	President, Chief Executive Officer and Director	48	July 29, 2008
Georgina Martin	Secretary, Treasurer, Chief Financial Officer and Director	61	March 5, 2004
Donald James Findlay	Director	58	October 19, 2009

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

Donald James Findlay –Director

Mr. Findlay received his MSc Geology from the University of Manitoba in 1978 and has nearly 30 yrs of experience in Western Canada. Over the past 20 years Mr. Findlay has worked on plays from extending known oil pools to the development of regional plays and new concepts. In 2005 he completed a regional Bakken study in Saskatchewan Canada which led to the successful drilling of a Bakken well in 2005.

Mr. Findlay is experienced in all aspects of oil & gas exploration from mapping programs, log interpretation, drill stem testing, seismic and integrating engineering data into geologic models.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Robert McAllister	3(1)	3(1)	Nil
Georgina Martin	1(1)	1	Nil

1.	The executive officer, director or holder of 10% or more of our common stock filed a late Form 4 – Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Effective April 6, 2005, our company’s Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s President, Chief Executive Officer and Chief Financial Officer (being our principal executive officer, principal financial officer and principal accounting officer) and Secretary, as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 8, 2005 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Cheetah Oil & Gas Ltd., 17 Victoria Road, Nanaimo, British Columbia, Canada V9R 4N9.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2009 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2009, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2009 and 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert McAllister(1) President, Chief Executive Officer and Director	2009 2008	60,000 30,000	Nil Nil	Nil Nil	14,667 85,833	Nil Nil	Nil Nil	Nil Nil	74,667 115,833
Georgina Martin(2) Chief Financial Officer, Secretary, Treasurer and Director	2009 2008	60,000 66,068	Nil Nil	Nil Nil	13,000 Nil	Nil Nil	Nil Nil	Nil Nil	73,000 66,068
Ian McKinnon(3) Former Chairman and Director; Former President, Chief Executive Officer and Director	2009 2008	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Isaac Moss(4) President, Chief Executive Officer and Chief Financial Officer; Former Senior Vice President	2009 2008	N/A 33,044	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 33,044

(1)	Mr. McAllister was appointed as the President Chief Executive Officer and director of our company on July 29, 2008.Mr. McKinnon became our Chairman and a director of our company on October 16, 2006.

(2)	Ms. Martin became our Secretary, Treasurer and a director of our company on March 5, 2004 and was appointed as our Chief Financial Officer on July 29, 2008.

(3)	Mr. McKinnon was our President and Chief Executive Officer from October 16, 2006 to February 5, 2008. Mr. McKinnon resigned as our Chairman and director on July 29, 2008.

(4)

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

On July 15, 2009 our company had a 10 for 1 share consolidation. The 2,000,000 options granted to a director was reduced to 200,000 options. On September 14, 2009 our company re-priced the 200,000 options previously issued at $0.15 to $0.10.

On September 14, 2009 our company granted 150,000 stock options to Georgina Martin vesting immediately at an exercise price of $0.10.

On November 27, 2009 our company granted 100,000 stock options each to Robert McAllister, Georgina Martin and Donald Findlay vesting immediately at an exercise price of $0.10.

2009 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executives in 2009

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Georgina Martin Chief Financial Officer, Secretary, Treasurer and Director	Sept 14 Nov 27	Nil	Nil	Nil	Nil	Nil	Nil	Nil	150,000 100,000	$0.10 $0.10	Nil
Robert McAllister President, Chief Executive Officer and Director	Nov 27	Nil	Nil	Nil	Nil	Nil	Nil	Nil	100,000	$0.10

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Georgina Martin Chief Financial Officer, Secretary, Treasurer and Director	250,000	Nil	Nil	$0.10	2014	Nil	Nil	Nil	Nil

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert McAllister President, Chief Executive Officer and Director	200,000(1) 100,000	Nil	Nil	$0.10	2013 2014	Nil	Nil	Nil	Nil

(1) This number represents a post consolidation amount

Option Exercises

During our Fiscal year ended December 31, 2009, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2009:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald James Findlay	Nil	Nil	100,000	Nil	Nil	Nil	Nil

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 19, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Numbers below are after post consolidation of 1 for 10.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Georgina Martin(3) Box 172, Station A Nanaimo, BC V9R 5K9	154,727	1%
Robert McAllister(3) 483 Holbrook Rd E. Kelowna, BC V1X 7H9	1,304,930	12%
Donald James Findlay(3) #2700 500 4th Avenue SW Calgary, Alberta T2P 2V6	400,000	4%
Directors and Executive Officers as a Group(1)	1,859,657 Common Shares	17%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 19, 2010. As of March 19, 2010, there were 10,728,674 shares of our company’s common stock issued and outstanding.

(2)	Mr. McAllister holds 300,000 stock options, 1,304,930 shares and 100,000 warrants.

(3)	Ms. Martin holds 250,000 stock options and 154,727 common shares.

(4)	Mr. Findlay holds 100,000 stock options, 400,000 common shares and 400,000 warrants.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three (3) directors, consisting of Robert McAllister, Georgina Martin and Donald James Findlay. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2009 and for fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2009 $	December 31, 2008 $
Audit Fees	31,555	20,484
Audit Related Fees	Nil	17,047
Tax Fees	Nil	8,907
All Other Fees	15,887	28,292
Total	47,442	74,730

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.6	Certificate of Change(incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009)
3.7	Certificate of Correction (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009)
(4)	Instruments Defining the Rights of Security Holders
4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)
4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)

Exhibit
Number	Description
(10)	Material Contracts
10.1	Acquisition Agreement with Georgina Martin dated March 5, 2004 (incorporated by reference from our Current Report on Form 8-K filed on March 18, 2004)
10.2	Letter Agreement dated May 23, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 31, 2007)
10.3	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)
10.4	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)
10.5	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)
10.6	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)
10.7	Warrant Cancellation Agreement dated November 28, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)
10.8	Assignment Agreement dated August 28, 2009 with Golden Aria Corp. (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2009)
10.9	Assignment Agreement dated August 28, 2009 with David DeMartini (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2009)
10.10	Partial Release and Acknowledgement Agreement dated August 29, 2009 with Sage Investments Ltd. incorporated by reference from our Current Report on Form 8-K filed on September 4, 2009)
10.11	Subscription Agreement - Debt Settlement with RGM Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2009)
10.12	Subscription Agreement - Debt Settlement with Robert McAllister (incorporated by reference from our Current Report on Form 8-K filed on September 16, 2009)
10.13	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 23, 2009)
10.14	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 30, 2009)
10.15	Debt Settlement and Subscription Agreement with Michael D. Jenks dated October 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 30, 2009)
10.16	Debt Settlement and Subscription Agreement with Sage Investments Ltd. dated October 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 30, 2009)

Exhibit
Number	Description
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.

By:	/s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date: March 31, 2010

By:	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date: March 31, 2010

By:	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2010

By:	/s/ Donald James Findlay
Donald James Findlay
Director

Date: March 31, 2010