Form 10-Q
period 2010-03-31
CHEETAH OIL & GAS LTD.
filed 2010-05-12
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to ______

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
[ ] YES       [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,728,625 common shares issued and outstanding as of May 6, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended March 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the 10-K for the year ended December 31, 2009.

Unaudited Interim Financial Statements

Cheetah Oil & Gas Ltd.
March 31, 2010

Cheetah Oil & Gas Ltd.

BALANCE SHEETS
(expressed in U.S. dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

	$	$
ASSETS
Current
Cash and cash equivalents	189,127	164,006
Receivables	5,011	68,049

Total Current Assets	194,138	232,055

Oil & gas properties	178,221	180,372
Equipment	1,589	1,673
TOTAL ASSETS	373,948	414,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current
Accounts payable and accrued liabilities	342,495	307,779
Accrued drilling costs	72,241	72,641

Total Current Liabilities	414,736	380,420

Long term drilling liability	10,400	10,800

Asset retirement obligation	2,515	2,515

TOTAL LIABILITIES	427,651	393,735

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized 100,000,000 shares	-	-
Common stock
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 10,728,625 shares	10,729	10,729
Additional paid in capital	16,105,757	16,105,757
Deficit	(16,170,189)	(16,096,121)
Total Stockholders' Equity (Deficit)	(53,703)	20,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	373,948	414,100

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
	$	$
Revenue
Natural oil & gas revenue	13,010	-

Cost of revenue
Lease operating costs and production taxes	7,920	-
Depreciation, depletion and amortization	2,152	-
	2,938	-
General and administrative expenses
Accounting, audit and legal	35,844	27,335
Depreciation	84	105
Interest	241	235
Consulting fees	30,000	30,000
Other	10,637	2,309
Stock-based compensation	-	7,667
	76,806	67,651

Loss before other income (expense)	(73,868)	(67,651)
Foreign exchange gain (loss)	(200)	955
Forgiveness of debt	-	39,249
Net loss from continuing operations	(74,068)	(27,447)
Discontinued operations	-	-
Net Loss	(74,068)	(27,447)
Loss per share – basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	-
Net Loss	$(0.01)	$(0.01)

Weighted average number of common stock outstanding - basic and diluted	10,728,625	3,793,450

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)

	Three	Three
	months ended	months ended
	March 31,	March 31,
	2010	2009
	$	$

OPERATING ACTIVITIES
Net loss for the period	(74,068)	(27,447)
Less loss from discontinued operations	-	-
Net loss from continuing operations	(74,068)	(27,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & depletion	2,236	105
Debt foregiveness	-	(39,249)
Stock-based compensation	-	7,667
Change in other assets and liabilities:
Accounts receivable	538	-
Accounts payable and accrued drilling liabilities	33,915	31,802
Cash provided by continuing activities	(37,379)	(27,122)
Cash provided by (used in) discontinued activities	-	-
Net cash used in operating activities	(37,379)	(27,122)
FINANCING ACTIVITIES
Proceeds on issuance of common shares, net of share issuance costs	-	-
Proceeds on exercise of warrants	-	-
Net loan proceeds	-	-
Purchase of Cheetah shares for cancellation		-
Cash provided by continuing activities	-	-
Cash provided by (used in) discontinued activities	-	-
Net cash from financing activities	-	-
INVESTING ACTIVITIES
Proceeds from sale of Cheetah BC	62,500	187,500
Purchase of oil & gas properties	-	(24,000)

Cash provided by (used in) continuing activities	62,500	163,500
Cash provided by (used in) discontinued activities	-	-
Net cash provided by investing activities	62,500	163,500
Increase in cash and cash equivalents	25,121	136,378
Cash and cash equivalents, beginning of period	164,006	1,538
Cash and cash equivalents, end of period	189,127	137,916

See accompanying notes

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

March 31, 2010

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2010 and 2009. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $74,068 for the three month period ended March 31, 2010 [2009 - $27,447] and at March 31, 2010 had a deficit accumulated during the exploration stage of $16,170,189 [2009 - $16,096,121]. The Company has generated revenue, however has a substantial accumulated deficit and negative working capital of $220,598 as at March 31, 2010 [2009 -$148,365]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. SUBSEQUENT EVENTS

The Company continues to wait for acceptable ground conditions at Belmont Lake, Mississippi in order to be able to drill the awaited PPF-12-4 horizontal well. Our operators require roughly 4-5 uninterrupted weeks of water levels below 34 feet measured at Natchez, in order to be able to drill the new horizontal well. Likewise, the Company requires about 10 days below 34 feet water level to be able to access Belmont Lake in order to conduct normal well maintenance and treatments.

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our Company’s audited financial statements and 10-K for the year ended December 31, 2009 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

The consolidation become effective with the Over-the-Counter Bulletin Board at the opening for trading on August 20, 2009 under the new stock symbol “COHG”. Our CUSIP number is 163076201.

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

In August 2009 the operator of the Belmont Lake Field decided to drill a new horizontal well named the Belmont Lake PPF-12-4 and Cheetah received a notice that its share of the anticipated drilling and development costs was $77,900. After the operator sent the notice of its intent to drill the well, certain working interest owners declined the investment; therefore, Cheetah was given the opportunity to purchase an additional interest in the proposed well in an amount equal to its original commitment.

Cheetah’s management determined that it was in the best interest for our Company to exercise their right to invest in the well. Cheetah did not have sufficient cash for the entire investment totaling approximately $155,800 and therefore, divided its proposed investment into two equal parts:

On August 31, 2009, the Company entered into an assignment agreement with Golden Aria Corp. The assignment agreement dated August 28, 2009, provides for the purchase by Golden Aria of a revenue interest of 40.432% of our 8% share of our net revenue after field operating expenses from our Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, Golden Aria has agreed to pay 57.76% of our costs currently budgeted at $77,905, subject to revision and 57.76% of our 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

On August 31, 2009, the Company entered into an assignment agreement with an individual. The assignment agreement dated August 28, 2009, provides for the purchase by the individual of a revenue interest of 75% in one-half of our investment in the Belmont Lake PPF-12-4 horizontal well located in the Belmont Lake Field, Wilkinson County, Mississippi. As consideration, the individual has agreed to pay 100% of Cheetah’s costs subject to revision. The assignment of the interest is limited to a gross 500% revenue payout based on the total amount paid for the working interest, after which all rights, interests and benefits cease. As consideration, the individual has agreed to pay 100% of our costs currently budgeted at $77,905, subject to revision and 100% of Cheetah’s 8% share of PPF-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking etc.

Effective August 31, 2009, we entered into a partial release and acknowledgement agreement dated August 29, 2009 with Sage Investments Ltd. Pursuant to the partial release and acknowledgement, Sage has agreed to release its security interest in certain assets of our Company.

On October 17, 2009, our Company settled a note payable and interest payable totaling $59,000 by issuing an aggregate of 1,180,000 shares of common stock, at a deemed price of $0.05 per share and 1,000,000 warrants at 0.10 exercisable until August 10, 2011. The shares were issued to Sage Investments Ltd. in payment of a debt conversion agreement between our Company and Sage Investments Ltd. Concurrent with this share issuance Sage Investments Ltd. agreed to release its remaining security interest in certain assets of out Company. Effectively, at October 17, 2009 Cheetah’s oil & gas assets were unencumbered.

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

Cash Requirements

We currently hold an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake field. The Belmont Lake field currently has one producing well, which has been producing approximately 75 bbl/d. In addition to the 8% working interest, we hold a 40% working interest on an option to drill wells on over 140,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

Our Company has a limited operating history. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations – Three months Ended March 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended March 31, 2010 which are included herein.

Our operating results for the three months ended March 31, 2010, for the three months ended March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended March 31, 2010 $	Three months Ended March 31, 2009 $	Change Between Three Month Period Ended March 31, 2010 and March 31, 2009 $
Revenue	13,010	Nil	13,010
Cost of Revenue	(7,920)	Nil	(7,920)
Depletion & Amortization	(2,152)	Nil	(2,152)
Legal, accounting and audit	(35,844)	(27,335)	(8,509)
Depreciation	(84)	(105)	21
Interest	(241)	(235)	(6)
Consulting fees	(30,000)	(30,000)	Nil
Other	(10,637)	(2,309)	(8,328)
Stock-based compensation	Nil	(7,667)	7,667
Foreign exchange	(200)	955	(1,155)
Forgiveness of Debt	Nil	39,249	(39,249)
Net loss for the period	(74,068)	(27,447)	(46,621)

Revenues

We had revenues of $13,010 during the three months ended March 31, 2010 as compared to revenues of $Nil during the three months ended March 31, 2009. The increase is a result of our acquisition of the working interest in the Belmont Lake Field.

Natural Oil & Gas Operating Costs

We have oil & gas operating costs of $7,920 during the three months ended March 31, 2010 as compared to oil & gas operating costs of $Nil during the three months ended March 31, 2009. The increase is a result of our acquisition of the working interest in the Belmont Lake Field.

Accounting, Audit and Legal

The $8,509 increase in accounting, audit and legal fees for the three months ended March 31, 2010 was due to an increase in audit fees.

Consulting Fees and Directors Fees

Consulting fees remained the same during the three months ended March 31, 2010 and 2009.

Other

Other expenses consist of 8,328. The increase of $8,328 from the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to engineering costs.

Stock Based Compensation

Stock Based Compensation decreased $7,667 from the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to no options granted in the 3 months ending March 31, 2010.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2010	2009
Current assets	$194,138	$232,055
Current liabilities	414,736	380,420
Working capital	$(220,598)	$(148,365)

Cash Flows

	Three months Ended
	March 31
	2010	2009
Cash flows provided by (used in) operating activities	$(37,379)	$(27,122)
Cash flows provided by (used in) investing activities	62,500	163,500
Cash flows provided by (used in) financing activities	Nil	Nil
Increase in cash and cash equivalents	$25,121	$136,378

Operating Activities

Net cash used in operating activities was $37,379 for the three months ended March 31, 2010 compared with cash used in operating activities of $27,122 in the same period in 2008. The difference was largely due to debt forgiveness recorded in March 2009 and overall increase in expenses.

Investing Activities

Net cash provided by investing activities was $62,500 for the three months ended March 31, 2010 compared to net cash provided by investing activities of $163,500 in the same period in 2009. The difference was mainly attributable to the proceeds from sale of Cheetah BC.

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2010 and for the three months ended March 31, 2009 was $Nil.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. Our company will comply with the additional disclosures required by this guidance upon our adoption in January 2010.

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

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB updated our guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on our company’s results of operations.

Also in April 2009, the FASB updated our guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

The FASB updated our guidance under ASC 805, “Business Combinations,” in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.

In June 2008, the FASB updated our guidance under ASC 260, “Earnings Per Share.” This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. Our company adopted this guidance on January 1, 2009. The adoption did not have a material impact on our company’s earnings per share calculations.

In March 2008, the FASB issued guidance under ASC 815, “Derivatives and Hedging,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. This guidance was effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. Our company adopted this guidance on January 1, 2009.

Fair Value of Financial Instruments

Our Company measures the fair value of our financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes the following hierarchy that prioritizes the inputs to valuation methodologies used to measure fair value:

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

Level 3 — Valuations based on unobservable inputs in which there are little or no market data, which require the reporting entity to develop our own assumptions.

Our company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities.

Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $74,068 for the three month period ended March 31, 2010 [2009 - $27,447] and at March 31, 2010 had a deficit accumulated during the exploration stage of $16,170,189 [2009 - $16,096,121]. The Company has generated revenue, however has a substantial accumulated deficit and negative working capital of $220,598 as at March 31, 2010 [2009 -$148,365]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

As of March 31, 2010, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $189,127 and a working capital deficit of $220,598 as of March 31, 2010. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop our property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our property and any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

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

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: May 11, 2010	/s/ Robert McAllister
Robert McAllister
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: May 11, 2010	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)