Form 10-Q
period 2010-06-30
CHEETAH OIL & GAS LTD.
filed 2010-08-16
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ______________

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
10,728,625 common shares issued and outstanding as of August 16, 2010.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended June 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the 10-K for the year ended December 31, 2009.

Unaudited Interim Financial Statements

Cheetah Oil & Gas Ltd.
June 30, 2010

Cheetah Oil & Gas Ltd.

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
ASSETS
Current
Cash and cash equivalents	124,861	164,006
Receivables	12,521	68,049

Total Current Assets	137,382	232,055

Oil & gas properties	193,733	180,372
Equipment	1,505	1,673
TOTAL ASSETS	332,620	414,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current
Accounts payable and accrued liabilities	349,087	307,779
Accrued drilling costs	47,802	72,641

Total Current Liabilities	396,889	380,420

Long term drilling liability	9,200	10,800
Obligation to issue shares	45,000	-
Asset retirement obligation	2,515	2,515

TOTAL LIABILITIES	453,604	393,735

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized 100,000,000 shares	-	-
Common stock Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 10,728,625 shares	10,729	10,729
Additional paid in capital	16,121,757	16,105,757
Deficit	(16,253,470)	(16,096,121)
Total Stockholders' Equity (Deficit)	(120,984)	20,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	332,620	414,100

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	$	$	$	$
Revenue
Natural oil & gas revenue	26,354	22,734	39,364	22,734

Cost of revenue
Lease operating costs and production taxes	7,757	10,894	15,677	10,894
Depreciation, depletion and amortization	4,648		6,800	-
	13,949	11,840	16,887	11,840
General and administrative expenses
Accounting, audit and legal	12,767	25,451	48,611	52,786
Depreciation	84	104	168	209
Interest	219	2,883	460	3,118
Consulting fees	61,500	30,000	91,500	60,000
Other	6,447	2,939	17,084	5,248
Stock-based compensation	16,000	-	16,000	7,667
	97,017	61,377	173,823	129,028

Loss before other income (expense)	(83,068)	(49,537)	(156,936)	(117,188)
Foreign exchange gain (loss)	(214)	(3,902)	(414)	(2,947)
Forgiveness of debt	-	-	-	39,249
Net loss	(83,282)	(53,439)	(157,350)	(80,886)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common stock outstanding - basic and diluted	10,728,625	3,813,093	10,728,625	3,813,093

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)

	Six	Six
	months ended	months ended
	June 30,	June 30,
	2010	2009
	$	$

OPERATING ACTIVITIES
Net loss for the period	(157,350)	(80,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & depletion	6,968	209
Debt foregiveness	-	(39,249)
Stock-based compensation	16,000	7,667
Change in other assets and liabilities:
Accounts receivable	(6,971)	179,054
Accounts payable and accrued drilling liabilities	39,708	67,257
Net cash used in operating activities	(101,645)	134,052
FINANCING ACTIVITIES
Obligation to issues shares		-
Proceeds on exercise of warrants	-	-
Net loan proceeds	-	-
Advances Payable		47,602
Purchase of Cheetah shares for cancellation		(24,000)
Net cash from financing activities	-	23,602
INVESTING ACTIVITIES
Proceeds from sale of Cheetah BC	62,500	-
Purchase of oil & gas properties	-	(157,977)

Net cash provided by (used in) investing activities	62,500	(157,977)
Increase (decrease) in cash and cash equivalents	(39,145)	(323)
Cash and cash equivalents, beginning of period	164,006	1,538
Cash and cash equivalents, end of period	124,861	1,215

See accompanying notes

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY

(Unaudited, expressed in U.S. dollars)

June 30, 2010

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the six month period ended June 30, 2010 and 2009. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $157,350 for the six month period ended June 30, 2010 [2009 - $80,886] and at June 30, 2010 had a deficit accumulated during the exploration stage of $16,253,470 [2009 - $16,096,121]. The Company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $259,507 as at June 30, 2010 [2009 - $148,365]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. OIL & GAS PROPERTIES

On May 31, 2010, Cheetah signed a settlement agreement with Enertopia Corp. (formerly Golden Aria Corp) for an assignment agreement that was entered into by the Company and Enertopia Corp on or about August 28, 2009, whereby Enertopia Corp. agreed to pay a fee of $45,000 to earn a 57.76% share of the Company’s 8% interest in a proposed oil well to be drilled in Wilkinson County, Mississippi.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

June 30, 2010

3. OIL & GAS PROPERTIES – cont’d

As of May 31, 2010, the new horizontal well has not been drilled due to weather conditions beyond the Company’s control. There is some doubt as to when or if this well will be drilled in any reasonable time period.

The Company and Enertopia Corp. settled the existing assigned Interest by making such assignment null and void, and issuing common shares and warrants of the Company in exchange for the $45,000 earlier received by Enertopia Corp.

The Company agreed to allot and issue to the Enertopia Corp. 375,000 restricted shares in the capital of the Company at a deemed price of $0.12 per Share for each $0.12 of the claim amount, and for each such share so issued, will issue one warrant to purchase a further share of the Company at a price of $0.20 per share for a term of two years as full and final settlement of the $45,000.

4. COMMON STOCK Stock Options

The Company has a stock option plan for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements which override the terms of the standard plan.

On May 14, 2010, the Company granted 400,000 stock options to two (2) directors with exercise price of $0.10, vesting immediately and expiring on May 14, 2015.

The 400,000 options issued to two (2) directors were valued using the Black-Scholes model using volatility 544%, Risk free interest rate 0.61%, expected life 5 years and estimated fair value $0.01.

A summary of the status of the Company stock option plan as of June 30, 2010:

	2010

		Weighted
	Number of	average
	Shares	exercise price
	#	$

Outstanding, January 1, 2010	650,000	0.10
Granted	400,000	0.10
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2010	1,050,000	0.10

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(Unaudited, expressed in U.S. dollars)

June 30, 2010

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	$	$
Cash paid during the period:
Interest	—	—

Non-cash transactions:
Obligation to issues shares for accrued payable	45,000	—
Shares issued for services	(24,839)	25,865
Oil and gas property acquisition	(20,161)	—
Oil & gas property costs not paid yet	—	(25,865)

6. SUBSEQUENT EVENTS

On July 22, 2010 the board approved the transfer of the assignment letter dated August 31, 2009 between Cheetah Oil & Gas Ltd and David DeMartini to Emerald Atlantic LLC.

On July 22, 2010, we signed an assignment agreement with Emerald Atlantic LLC. (the “Assignee”) whereby Emerald Atlantic LLC can earn a 75% share of our 8% NON PERPETUAL interest in two of the three proposed oil wells (12-2,12-4,12-5) to be drilled in Wilkinson County, Mississippi. The old assignment agreement dated August 28, 2009 was terminated by mutual consent between David DeMartini, Emerald Atlantic LLC and the Company.

On July 28, 2010 the Company and its drilling partners and operator of the Belmont Lake light oil field have completed plans for the upcoming drilling season. It has been proposed and agreed upon that one exploration well and up to two development wells will be drilled in the Belmont Lake oil field and area.

The Mississippi river is currently flowing at high levels but is forecast to fall below flood levels over the next month. This should allow for drilling in September.

In May 2009, the FASB issued Accounting Standards Codification (ASC 855.10), Subsequent Events. ASC 855.10 establishes general standards of accounting for the disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, the Company evaluated subsequent events through August 16, 2010, the date the financial statements were issued.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The consolidation became effective with the Over-the-Counter Bulletin Board at the opening for trading on August 20, 2009 under the stock symbol “COHG”. Our CUSIP number is 163076201.

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

Effective August 31, 2009, we entered into an assignment agreement with David DeMartini. The assignment agreement dated August 28, 2009, provides for the purchase by DeMartini of a revenue interest of 75% in our NON PERPETUAL 8% gross interest, 5.20% net working interest in the Belmont Lake PPF-12-4 horizontal well located in the Belmont Lake Field, Wilkinson County, Mississippi. As consideration, the individual has agreed to pay 100% of Cheetah’s costs subject to revision. The assignment of the interest is limited to a gross 500% revenue payout based on the total amount paid for the working interest, after which all rights, interests and benefits cease. As consideration, De Martini has agreed to pay 100% of our costs currently budgeted at $77,905, subject to revision and 100% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

Effective August 31, 2009, we entered into a partial release and acknowledgement agreement dated August 29, 2009 with Sage Investments Ltd. Pursuant to the partial release and acknowledgement, Sage has agreed to release its security interest in certain assets of our Company.

On October 17, 2009 we received a full release and acknowledgement with Sage Investments Ltd. by issuing an aggregate of 1,180,000 shares of common stock at a deemed price of $0.05 per share to settle the existing debt with Sage Investments.

On April 6, 2010 Golden Aria Corp. changed its name to Enertopia Corp.

On May 31, 2010, we signed a settlement agreement with Enertopia Corp. (the “Assignee”) for an assignment agreement that was entered into by our Company and the Enertopia on or about August 28, 2009, whereby Enertopia paid a fee of US$45,000.00 to earn a 57.76% share of our 8% interest in a proposed oil well to be drilled in Wilkinson County, Mississippi.

As at June 30, 2010, the oil well had not been drilled, due to weather conditions beyond our control. There is some doubt as to when or if this well will be drilled in any reasonable time period.

Our Company and Enertopia wished to settle the Assigned Interest by making such assignment null and void, and issuing common shares and warrants of our Company in exchange for the $45,000.00 earlier received by Enertopia. We agreed to allot and issue to Enertopia 375,000 restricted shares of our common stock at a deemed price of US$0.12 per Share for each US$0.12 of the claim amount, and for each such share so issued, will issue one warrant to purchase a further share of our Company at a price of US$0.20 per share for a term of two years as full and final settlement of the US$45,000.00.

On July 22, 2010 the board approved the transfer of the assignment letter dated August 31, 2009 between Cheetah Oil & Gas Ltd and David DeMartini to Emerald Atlantic LLC.

On July 22, 2010, we signed an assignment agreement with Emerald Atlantic LLC. (the “Assignee”) whereby Emerald Atlantic LLC can earn a 75% share of our 8% NON PERPETUAL interest in two of the three proposed oil wells (12-2,12-4,12-5) to be drilled in Wilkinson County, Mississippi. The old assignment agreement dated August 28, 2009 was terminated by mutual consent between David DeMartini, Emerald Atlantic LLC and the Company.

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

Cash Requirements

We currently hold an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake field. The Belmont Lake field currently has one producing well, which has been producing approximately 85 bbl/d. In addition to the 8% working interest, we hold a 40% working interest on an option to drill wells on over 140,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

Our Company has a limited operating history. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations – Three months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended June 30, 2010 which are included herein.

Our operating results for the three months ended June 30, 2010, for the three months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended June 30, 2010 $	Three months Ended June 30, 2009 $	Change Between Three Month Period Ended June 30, 2010 and June 30, 2009 $
Revenue	26,354	22,734	3,620
Operating costs & production taxes	(7,757)	(10,894)	3,137
Depletion & amortization	(4,648)	Nil	(4,648)
Accounting, audit and legal	(12,767)	(25,451)	12,684
Depreciation	(84)	(104)	20
Interest	(219)	(2,883)	2,664
Consulting fees	(61,500)	(30,000)	(31,500)
Other	(6,447)	(2,939)	(3,508)
Stock-based compensation	(16,000)	Nil	(16,000)
Foreign exchange gain (loss)	(214)	(3,902)	3,688
Net loss for the period	(83,282)	(53,439)	(29,843)

Revenues

We had revenues of $26,354 during the three months ended June 30, 2010 as compared to revenues of $22,734 during the three months ended June 30, 2009. The increase is a result of increase production during the period.

Natural Oil & Gas Operating Costs.

We have oil & gas operating costs of $7,757 during the three months ended June 30, 2010 as compared to oil & gas operating cost of $10,894 during the three months ended June 30, 2009. The decrease is a result of a decrease in operating costs during the period.

The $4,648 increase in depletion costs for the three months ended June 30, 2010 was due to the recording of depletion during the period.

Accounting, Audit and Legal

The $12,684 decrease in accounting, audit and legal fees for the three months ended June 30, 2010 was primarily due to a decrease in legal fees during the period.

Consulting Fees and Directors Fees

Consulting fees increased by $31,500 during the three months ended June 30, 2010 compared to the same period in 2009. The increase is due to additional consulting fees recorded for our new president and director of the Company.

Stock Based Compensation

Stock Based Compensation increased $16,000 from the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was due to options granted to two of our directors.

Other

Other expenses consist of $3,508. The increase of $3,508 from the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase in travel expenses and filing fees.

Results of Operations – Six months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the six month period ended June 30, 2010 which are included herein.

Our operating results for the six months ended June 30, 2010, for the six months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Six months Ended June 30, 2010 $	Six months Ended June 30, 2009 $	Change Between Six Month Period Ended June 30, 2010 and June 30, 2009 $
Revenue	39,364	22,734	16,630
Operating costs & production taxes	(15,677)	(10,894)	(4,783)
Depletion & amortization	(6,800)	Nil	(6,800)
Accounting, audit and legal	(48,611)	(52,786)	4,175
Depreciation	(168)	(209)	41
Interest	(460)	(3,118)	2,658
Consulting fees	(91,500)	(60,000)	(31,500)
Other	(17,084)	(5,248)	(11,836)
Stock-based compensation	(16,000)	(7,667)	(8,333)
Foreign exchange gain (loss)	(414)	(2,947)	2,533
Forgiveness of debt	-	39,249	(39,249)
Net loss for the period	(157,350)	(80,886)	76,464

Revenues

We had revenues of $39,367 during the six months ended June 30, 2010 as compared to revenues of $22,734 during the six months ended June 30, 2009. The increase is partially due to an increase in production and the revenue stream was for 6 months in 2010 compared to only 3 months in 2009. The Company purchased its working interest in the Belmont Lake Field in April 2009.

Natural Oil & Gas Operating Costs.

We have oil & gas operating costs of $15,677 during the six months ended June 30, 2010 as compared to oil & gas operating cost of $10,894 during the six months ended June 30, 2009. The increase is a result of an increase in operating costs during the period since the operating costs was for 6 months in 2010 compared to 3 months in 2009. The Company purchased its working interest in the Belmont Lake Field in April 2009.

Accounting, Audit and Legal

The $4,175 decrease in accounting, audit and legal fees for the six months ended June 30, 2010 was primarily due to a decrease in legal fees during the period.

Consulting Fees and Directors Fees

Consulting fees increased by $31,500 during the six months ended June 30, 2010 compared to the same period in 2009. The increase is due to additional consulting fees recorded for our new president and director of the Company.

Stock Based Compensation

Stock Based Compensation increased $8,333 from the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was due to options granted to two of our directors in 2010 compared to only one director in 2009.

Other

Other expenses consist of $11,836. The increase of $11,836 from the six months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase in travel costs and filing fees.

Liquidity and Financial Condition

Working Capital

		At
	At	December 31,
	June 30, 2010	2009
Current assets	$137,382	$232,055
Current liabilities	396,889	380,420
Working capital	$(259,507)	$(148,365)

Cash Flows

	Six months Ended
	June 30
	2010	2009
Cash flows provided by (used in) operating activities	$(101,645)	$134,052
Cash flows provided by (used in) investing activities	62,500	(157,977)
Cash flows provided by (used in) financing activities	Nil	23,602
Increase (decrease) in cash and cash equivalents	$(39,145)	$(323)

Operating Activities

Net cash used by operating activities was $101,645 for the six months ended June 30, 2010 compared with cash provided by operating activities of $134,052 in the same period in 2009. The difference was largely due to debt forgiveness recorded in March 2009 and overall increase in expenses.

Investing Activities

Net cash provided by investing activities was $62,500 for the six months ended June 30, 2010 compared to net cash used in investing activities of $157,977 in the same period in 2009. The difference was mainly attributable to the proceeds from sale of Cheetah BC.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $Nil compared to $23,602 for the six months ended June 30, 2009. The difference was mainly attributable to a loan made to the Company and the purchase of Cheetah shares for cancellation in 2009.

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

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our Company has incurred a net loss of $157,350 for the six month period ended June 30, 2010 [2009 - $80,886]. Our Company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $259,507 as at June 30, 2010 [2009 - $148,365]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $124,861 and a working capital deficit of $259,507 as of June 30, 2010. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop our property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our property and any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On May 14, 2010, Robert McAllister resigned as president of our Company and Donald Findlay, a current director of our Company, was appointed president. Robert McAllister remains as chief executive officer and as a director.

Item 6. Exhibits

Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.6	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009)

3.7	Certificate of Correction (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009

(4)	Instruments Defining the Rights of Security Holders

4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)

4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)

Exhibit
Number	Description

(10)	Material Contracts

10.1	Amended Share Subscription Agreement dated for reference September 27, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.2	Unanimous Shareholders’ Agreement with an effective date of November 22, 2007 (incorporated by reference from our Current Report on Form 8-K filed on November 27, 2007)

10.3	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)

10.4	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)

10.5	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

10.6	Warrant Cancellation Agreement dated November 28, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

10.7	Assignment Agreement dated August 28, 2009 between our company and Golden Aria Corp. (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.8	Assignment Agreement dated August 28, 2009 between our company and David DeMartini(incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.9	Partial Release and Acknowledgement Agreement dated August 29, 2009 between our company and Sage Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.10	Subscription Agreement - Debt Settlement with RGM Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2009)

10.11	Subscription Agreement - Debt Settlement with Robert McAllister (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2009)

10.12	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2009)

10.13	Form of Settlement Agreement dated May 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed on June 8, 2010)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-K filed on April 8, 2005)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: August 16, 2010	/s/ Robert McAllister
Robert McAllister
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 16, 2010	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)