Form 10-Q
period 2010-09-30
CHEETAH OIL & GAS LTD.
filed 2010-11-15
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ___________

Commission File Number 000-26907

CHEETAH OIL AND GAS LTD.
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
[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

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
11,103,625 common shares issued and outstanding as of November 15, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended September 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the 10-K for the year ended December 31, 2009.

Unaudited Interim Financial Statements

Cheetah Oil & Gas Ltd.

September 30, 2010

Cheetah Oil & Gas Ltd.

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)

	Sept 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	$	$
ASSETS
Current
Cash and cash equivalents	33,780	164,006
Receivables	11,154	68,049

Total Current Assets	44,934	232,055

Oil & gas properties	269,199	180,372
Equipment	1,421	1,673
TOTAL ASSETS	315,554	414,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current
Accounts payable and accrued liabilities	416,803	307,779
Accrued drilling costs	2,274	72,641

Total Current Liabilities	419,077	380,420

Long term drilling liability	8,000	10,800
Loan Payable [note 4]	24,000	-
Asset retirement obligation	2,515	2,515

TOTAL LIABILITIES	453,592	393,735

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized 100,000,000 shares	-	-
Common stock Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 11,103,625 shares	11,104	10,729
Additional paid in capital	16,176,382	16,105,757
Deficit	(16,325,524)	(16,096,121)
Total Stockholders' Equity (Deficit)	(138,038)	20,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	315,554	414,100

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	$	$	$	$
Revenue
Natural oil & gas revenue	27,785	31,215	67,149	53,949

Cost of revenue
Lease operating costs and production taxes	12,644	17,888	28,321	28,783
Depreciation, depletion and amortization	7,249	2,121	14,049	2,330
	7,892	11,206	24,779	22,836
General and administrative expenses
Accounting, audit and legal	5,993	12,276	54,604	65,062
Depreciation	84	-	252	-
Interest	10,460	2,709	10,920	5,828
Consulting fees	62,200	30,000	153,700	90,000
Other	1,179	2,738	18,263	7,986
Stock-based compensation	-	6,000	16,000	13,667
	79,916	53,723	253,739	182,543

Loss before other income (expense)	(72,024)	(42,517)	(228,960)	(159,707)
Foreign exchange gain (loss)	(29)	(3,827)	(443)	(6,774)
Forgiveness of debt	-	-	-	39,249
Net loss	(72,053)	(46,344)	(229,403)	(127,232)
Loss per share – basic and diluted
	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common stock outstanding - basic and diluted	10,801,995	4,771,174	10,753,350	4,223,674

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)

	Nine	Nine
	months ended	months ended
	September 30,	September 30,
	2010	2009
	$	$

OPERATING ACTIVITIES
Net loss for the period	(229,403)	(127,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & depletion	14,301	2,330
Debt foregiveness	-	(39,249)
Interest on warrants	10,000	-
Stock-based compensation	16,000	13,667
Change in other assets and liabilities:
Prepaids and deposits	-	(69,807)
Accounts receivable	(5,605)	179,503
Accounts payable and accrued drilling liabilities	60,695	212,712
Interest payable	-	4,688
Net cash used in operating activities	(134,012)	176,612
FINANCING ACTIVITIES
Obligation to issues shares	-	61,500
Advances payable	24,000	50,662
Purchase of Cheetah shares for cancellation	-	(24,000)
Net cash from financing activities	24,000	88,162
INVESTING ACTIVITIES
Proceeds from sale of Cheetah BC	62,500	-
Purchase of oil & gas properties	(82,714)	(162,509)

Net cash used in investing activities	(20,214)	(162,509)
Increase (decrease) in cash and cash equivalents	(130,226)	102,265
Cash and cash equivalents, beginning of period	164,006	1,538
Cash and cash equivalents, end of period	33,780	103,803

SUPPLEMENTAL CASHFLOW DISCLOSURES:

Non-cash investing and financing activities
Common stock	375	-
Debt settled for shares	-	151,000
Additional paid in capital	44,625	(164,667)
Shares issued for services	-	13,667
Accrued expenses	(24,839)	-
Oil & gas property acquisition	(20,161)	-
	-	-

See accompanying notes

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY

(Unaudited, expressed in U.S. dollars)

September 30, 2010

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the nine month period ended September 30, 2010 and 2009. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $229,403 for the nine month period ended September 30, 2010 [2009 - $127,232] and at September 30, 2010 had a deficit accumulated during the exploration stage of $16,325,524 [2009 - $16,096,121]. The Company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $374,143 as at September 30, 2010 [2009 - $148,365]. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

September 30, 2010

3. OIL & GAS PROPERTIES – cont’d

As of May 31, 2010, the new horizontal well has not been drilled due to weather conditions beyond the Company’s control. There is some doubt as to when or if this well will be drilled in any reasonable time period.

The Company and Enertopia Corp. settled the existing assigned interest by making such assignment null and void, and issuing common shares and warrants of the Company in exchange for the $45,000 earlier received by Enertopia Corp. The shares were issued on September 13, 2010 to Enertopia Corp.

The Company agreed to allot and issue to the Enertopia Corp. 375,000 restricted shares in the capital of the Company at a deemed price of $0.12 per Share for each $0.12 of the claim amount, and for each such share so issued, will issue one warrant to purchase a further share of the Company at a price of $0.20 per share for a term of two years as full and final settlement of the $45,000.

4. NOTE PAYABLE

On September 13, 2010, the Company entered into a loan agreement with an individual to borrow $24,000 for a period of two years at a fifteen (15%) interest rate to be paid quarterly. At September 30, 2010 $168 in accrued interest was recorded in accounts payable. As security for Cheetah’s obligations under the Loan agreement, Cheetah has agreed to pledge first charge on 100% of the Company’s 8% gross interest in the PPF-12 oil well at Belmont Lake Mississippi currently held until the debt is paid in full. The Company also agreed to issue the lender warrants to purchase 200,000 common stock at an exercise price of $0.12. The warrants valued at $10,000 and recorded as interest expense will expire on September 13, 2013. The fair value of the warrants was determined using the” Black-Scholes” pricing model with the following assumptions:

Estimated fair value	$0.12
Expected life (years)	3
Risk free interest rate	0.16%
Volatility	606%
Dividend yield	-

5. COMMON STOCK

Stock Options

The Company has a stock option plan for its directors, officers, employees and consultants. Under the terms of the plan, options become exercisable immediately upon grant. All stock options granted to date have been pursuant to separate agreements which override the terms of the standard plan.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY

(Unaudited, expressed in U.S. dollars)

September 30, 2010

5. COMMON STOCK – cont’d

On May 14, 2010, the Company granted 400,000 stock options to two (2) directors with exercise price of $0.10, vested immediate and expiring on May 14, 2015.

The 400,000 options issued to two (2) directors were valued using the Black-Scholes model using volatility 544%, Risk free interest rate 0.61%, expected life 5 years and estimated fair value $0.01.

A summary of the status of the Company stock option plan as of September 30, 2010:

	2010

		Weighted
	Number of	average
	Shares	exercise price
	#	$

Outstanding, January 1, 2010	650,000	0.10
Granted	400,000	0.10
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2010	1,050,000	0.10

6. SUBSEQUENT EVENTS

On November 8, 2010 the Company announced that oil production has resumed at Belmont Lake after the recent completion of the development drilling program. Currently the 12 and 12-3A oil wells are back online after being treated and are producing at a combined average rate of 110 barrels of oil per day. Completion work continues on the 12-4 and 12-5 wells.

Due to the significant discovery and current development of the Belmont Lake oil field, Cheetah decided it was prudent to focus its future efforts on those same geological horizons in which it is currently enjoying success. Cheetah has therefore negotiated more favorable conditions with its respected operator, Griffin & Griffin Exploration LLC, throughout this large land package area. Cheetah has a 40% interest in the next 38 exploration wells that will be focused on in the same Frio geologic formation as the successful Belmont Lake oil field.

Cheetah has now preserved its interest in this major land package for not less than 3 additional years, and under certain conditions, for up to 6 years of exploration.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY

(Unaudited, expressed in U.S. dollars)

September 30, 2010

6. SUBSEQUENT EVENTS– cont’d

In May 2009, the FASB issued Accounting Standards Codification (ASC 855.10), Subsequent Events. ASC 855.10 establishes general standards of accounting for the disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. Accordingly, the Company evaluated subsequent events through November 15, 2010, the date the financial statements were issued.

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

General Overview

We were incorporated under the laws of the State of Nevada on May 5, 1992 under the name “Bio-American Capital Corporation”. On May 25, 2004 we changed our name to Cheetah Oil & Gas Ltd.

On June 19, 2009 with the approval of our board of directors, a certificate of change was filed with the Nevada Secretary of State effecting a 4 for 1 consolidation of our authorized and issued and outstanding shares of common stock. The certificate of change had an effective date of July 17, 2009.

On July 15, 2009, our board of directors approved an amendment to the consolidation so that the consolidation would be on a 10 for 1 basis. In connection with the amendment of the consolidation, our Company filed a certificate of correction with the Nevada Secretary of State, wherein our authorized and issued and outstanding shares of common stock would be consolidated on a 10 for 1 basis, with an August 15, 2009 effective date.

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

We acquired these assets for $179,309.

Effective August 31, 2009, we entered into an assignment agreement with Golden Aria Corp., now known as Enertopia Corp. The assignment agreement dated August 28, 2009, provides for the purchase by Enertopia of a revenue interest of 40.432% of our 8% share of our net revenue after field operating expenses from our Belmont Lake PP F-12-4 horizontal well, located in Belmont Lake Field, Wilkinson County, Mississippi. As consideration, Enertopia has agreed to pay 57.76% of our costs currently budgeted at $77,905, subject to revision and 57.76% of our 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

Effective August 31, 2009, we entered into an assignment agreement with David DeMartini. The assignment agreement dated August 28, 2009, provides for the purchase by DeMartini of a revenue interest of 75% in our non-perpetual 8% gross interest, 5.20% net working interest in the Belmont Lake PPF-12-4 horizontal well located in the Belmont Lake Field, Wilkinson County, Mississippi. As consideration, DeMartini has agreed to pay 100% of Cheetah’s costs subject to revision. The assignment of the interest is limited to a gross 500% revenue payout based on the total amount paid for the working interest, after which all rights, interests and benefits cease. As consideration, DeMartini has agreed to pay 100% of our costs currently budgeted at $77,905, subject to revision and 100% of Cheetah’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

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

On May 31, 2010, we signed a settlement agreement with Enertopia Corp. for an assignment agreement that was entered into by our Company and Enertopia on or about August 28, 2009, whereby Enertopia paid a fee of $45,000.00 to earn a 57.76% share of our 8% interest in a proposed oil well to be drilled in Wilkinson County, Mississippi.

Our Company and Enertopia wished to settle the assigned interest by making such assignment null and void, and issuing common shares and warrants of our Company in exchange for the $45,000.00 earlier received by Enertopia. We agreed to allot and issue to Enertopia 375,000 restricted shares of our common stock at a deemed price of $0.12 per share for each $0.12 of the claim amount, and for each such share so issued, will issue one warrant to purchase a further share of our Company at a price of $0.20 per share for a term of two years as full and final settlement of the $45,000.00. The shares were issued on September 13, 2010 to Enertopia Corp.

On July 22, 2010 the board approved the transfer of an assignment letter dated August 31, 2009 between our Company and David DeMartini to Emerald Atlantic LLC.

On July 22, 2010, we signed an assignment agreement with Emerald Atlantic LLC. whereby Emerald Atlantic LLC can earn a 75% share of our 8% non-perpetual interest in two of the three proposed oil wells (12-2,12-4,12-5) to be drilled in Wilkinson County, Mississippi. The old assignment agreement dated August 28, 2009 was terminated by mutual consent between David DeMartini, Emerald Atlantic LLC and the Company.

Effective September 13, 2010, we entered into a loan agreement with Cornelius O’Connell wherein O’Connell agreed to loan our Company $24,000. The principal of the loan is to be repaid within two years and accrues interest at 15% per annum. Pursuant to the terms of the loan agreement, our Company issued to O’Connell 200,000 warrants expiring on September 13, 2013 at an exercise price of $0.12 per warrant. Each warrant is exercisable into one share of common stock of our Company.

On September 13, 2010, we also entered into an asset pledge agreement with O’Connell, wherein we have agreed to pledge to O’Connell first charge on our Company’s 100% interest in our 8% gross interest held in the PPF-12 oil well at our Belmont Lake property until the loan is paid in full.

In addition to the loan and asset pledge agreements, we have entered into a demand promissory note with O’Connell representing the $24,000 loan.

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

Results of Operations – Three months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended September 30, 2010 which are included herein.

Our operating results for the three months ended September 30, 2010, for the three months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended September 30, 2010 $	Three months Ended September 30, 2009 $	Change Between Three Month Period Ended September 30, 2010 and September 30, 2009 $
Revenue	27,785	31,215	(3,430)
Operating costs & production taxes	(12,644)	(17,888)	5,244
Depletion, amortization & depreciation	(7,333)	(2,121)	(5,212)
Accounting, audit and legal	(5,993)	(12,276)	6,283
Interest	(10,460)	(2,709)	(7,751)
Consulting fees	(62,200)	(30,000)	(32,200)
Other	(1,179)	(2,738)	1,559
Stock-based compensation	Nil	(6,000)	6,000
Foreign exchange gain (loss)	(29)	(3,827)	3,798
Net loss for the period	(72,053)	(46,344)	(25,709)

Revenues

We had revenues of $27,785 during the three months ended September 30, 2010 as compared to revenues of $31,215 during the three months ended September 30, 2009. The $3,430 decrease is a result of a decrease in production during the period.

Natural Oil & Gas Operating Costs.

We had oil & gas operating costs of $12,644 during the three months ended September 30, 2010 as compared to oil & gas operating cost of $17,888 during the three months ended September 30, 2009. The $5,244 decrease is a result of lower operating costs during the period.

The $5,212 increase in depletion costs for the three months ended September 30, 2010 was due to the recording of depletion during the period.

Accounting, Audit and Legal

The $6,283 decrease in accounting, audit and legal fees for the three months ended September 30, 2010 was primarily due to a decrease in legal fees.

Consulting Fees and Directors Fees

Consulting fees increased by $32,200 during the three months ended September 30, 2010 compared to the same period in 2009. The increase is due to additional consulting fees recorded for our new president and director of the Company.

Stock Based Compensation

Stock based compensation decreased $6,000 from the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease was due to the fact that no options were granted during the period.

Other

Other expenses decreased $1,559 from the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease was primarily due to a decrease in communications.

Results of Operations – Nine months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended September 30, 2010 which are included herein.

Our operating results for the nine months ended September 30, 2010, for the nine months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended September 30, 2010 $	Nine months Ended September 30, 2009 $	Change Between Nine Month Period Ended September 30, 2010 and September 30, 2009 $
Revenue	67,149	53,949	13,200
Operating costs & production taxes	(28,321)	(28,783)	462
Depletion, amortization and depreciation	(14,301)	(2,330)	(11,971)
Accounting, audit and legal	(54,604)	(65,062)	10,458
Interest	(10,920)	(5,828)	(5,092)
Consulting fees	(153,700)	(90,000)	(63,700)
Other	(18,263)	(7,986)	(10,277)
Stock-based compensation	(16,000)	(13,667)	(2,333)
Foreign exchange gain (loss)	(443)	(6,774)	6,331
Forgiveness of debt	Nil	39,249	(39,249)
Net loss for the period	(229,403)	(127,232)	(102,171)

Revenues

We had revenues of $67,149 during the nine months ended September 30, 2010 as compared to revenues of $53,949 during the nine months ended September 30, 2009. The $13,200 increase is partially due to an increase in production and the revenue stream was for 9 months in 2010 compared to only 6 months in 2009. The Company purchased its working interest in the Belmont Lake Field in April 2009.

Natural Oil & Gas Operating Costs.

We have oil & gas operating costs of $28,321 during the nine months ended September 30, 2010 as compared to oil & gas operating cost of $28,783 during the nine months ended September 30, 2009. The $462 decrease is a result of lower operating costs during the period.

Accounting, Audit and Legal

The $10,458 decrease in accounting, audit and legal fees for the nine months ended September 30, 2010 was primarily due to a decrease in legal fees.

Consulting Fees and Directors Fees

Consulting fees increased by $63,700 during the nine months ended September 30, 2010 compared to the same period in 2009. The increase is due to additional consulting fees recorded for our new president and director of the Company.

Stock Based Compensation

Stock based compensation increased by $2,333 from the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was due to additional options granted to 2 directors.

Other

Other expenses consist of $18,263. The increase of $10,277 from the nine months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to engineering costs and rental fees.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2010	2009
Current assets	$44,934	$232,055
Current liabilities	419,077	380,420
Working capital	$(374,143)	$(148,365)

Cash Flows

	Nine months Ended
	September 30
	2010	2009
Cash flows provided by (used in) operating activities	$(134,012)	$176,612
Cash flows provided by (used in) investing activities	(20,214)	(162,509)
Cash flows provided by (used in) financing activities	24,000	88,162
(Decrease) increase in cash and cash equivalents	$(130,226)	$102,265

Operating Activities

Net cash used by operating activities was $134,012 for the nine months ended September 30, 2010 compared with cash provided by operating activities of $176,612 in the same period in 2009. The difference was largely due to debt forgiveness and increase revenue.

Investing Activities

Net cash used in investing activities was $20,214 for the nine months ended September 30, 2010 compared to net cash used in investing activities of $162,509 in the same period in 2009. The difference was mainly attributable to a decrease in acquisition costs for the working interest in the Belmont Lake Field.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $24,000 compared to $88,162 for the nine months ended September 30, 2009. The difference was mainly attributable to a decrease in proceeds from private placement and an increase in loans payable.

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

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our Company has incurred a net loss of $229,403 for the nine month period ended September 30, 2010 [2009 - $127,232] and at September 30, 2010 had a deficit accumulated of $16,325,524 [2009 - $16,096,12]. Our Company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $374,143 as at September 30, 2010 [2009 -$148,365]. We require additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing would be available or that it would be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $33,780 and a working capital deficit of $374,143 as of September 30, 2010. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop our property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our property and any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.6	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009)

3.7	Certificate of Correction (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009

(4)	Instruments Defining the Rights of Security Holders

4.1	2004 Equity Performance Plan (incorporated by reference from our Registration Statement on Form S-8 filed on February 25, 2004)

4.2	2005 Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on June 10, 2005)

(10)	Material Contracts

10.1	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)

10.2	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)

10.3	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

10.4	Assignment Agreement dated August 28, 2009 between our Company and Golden Aria Corp. (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.5	Assignment Agreement dated August 28, 2009 between our Company and David DeMartini (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.6

Partial Release and Acknowledgement Agreement dated August 29, 2009 between our Company and Sage Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.7	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on September 15, 2009)

10.8	Form of Settlement Agreement dated May 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed on June 8, 2010)

10.9	Loan Agreement dated September 13, 2010 between our Company and Cornelius O’Connell (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

10.10	Asset Pledge Agreement dated September 13, 2010 between our Company and Cornelius O’Connell (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

10.11	Form of Demand Promissory Note (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

10.12	Form of Warrant Certificate (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

Exhibit
Number	Description

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-K filed on April 8, 2005)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: November 15, 2010	/s/ Robert McAllister
Robert McAllister
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 15, 2010	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)