Form 10-K
period 2010-12-31
CHEETAH OIL & GAS LTD.
filed 2011-03-31
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes[ ] No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes[ ] No[x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[x] No[ ]

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
Yes[ ] No[x]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 30, 2011 was $983,666 based on a $0.10 closing price for the Common Stock on March 30 , 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
13,039,000 common shares as of March 30, 2011

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

On June 19, 2009 with the approval of our board of directors, a certificate of change was filed with the Nevada Secretary of State, effecting a 4 for 1 consolidation of our authorized and issued and outstanding shares of common stock. The certificate of change had an effective date of July 17, 2009.

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

We are engaged in the exploration for and production of oil and natural gas, primarily in the State of Mississippi USA. Previously, we were engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea through our ten percent equity interest in Cheetah Oil & Gas B.C. Ltd. (“Cheetah BC”). On November 25, 2008, we sold our remaining 10% interest in Cheetah BC.

Overview of Business over the Last Five Years

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

On March 4, 2009 we settled outstanding liabilities with two of our former directors paying $24,000 in the settlement of $39,249 in consulting liabilities and the return to treasury of 3,000,000 (300,000 post-reverse stock split) issued and outstanding shares to our Company’s treasury.

On April 3, 2009, our Company entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group wherein our Company agreed to acquire an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake field. The Belmont Lake field currently has two producing wells. In addition to acquiring the 8% working interest, we acquired a 40% working interest on an option to drill wells on over 130,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling. We acquired these assets for $179,309.

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

On May 31, 2010, we signed a settlement agreement with Enertopia Corp. for an assignment agreement that was entered into by our Company and Enertopia effective August 31, 2009, whereby Enertopia paid a fee of $45,000 to earn a 57.76% share of our 8% interest in a proposed oil well to be drilled in Wilkinson County, Mississippi. Our Company and Enertopia wished to settle the assigned interest by making such assignment null and void, and issuing common shares and warrants of our Company in exchange for the $45,000 earlier received by Enertopia. We agreed to allot and issue to Enertopia 375,000 restricted shares of our common stock at a deemed price of $0.12 per share for each $0.12 of the claim amount, and for each such share so issued, will issue one warrant to purchase a further share of our Company at a price of $0.20 per share for a term of two years as full and final settlement of the $45,000.00. The shares were issued on September 13, 2010 to Enertopia.

On July 22, 2010 the board approved the transfer of an assignment letter dated August 31, 2009 between our Company and David DeMartini to Emerald Atlantic LLC.

On July 22, 2010, we signed an assignment agreement with Emerald Atlantic LLC. whereby Emerald Atlantic LLC can earn a 75% share of our 8% non-perpetual interest in two of the three proposed oil wells (12-2, 12-4, and 12-5) to be drilled in Wilkinson County, Mississippi. The old assignment agreement dated August 28, 2009 was terminated by mutual consent between David DeMartini, Emerald Atlantic LLC and the Company.

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

Effective November 19, 2010, we entered into a loan agreement with Hugh W. Reid & Associates Ltd. and David Bond wherein both Hugh W. Reid & Associates and David Bond agreed to loan our Company $5,000 each. The principal of the loan is to be repaid within two years and accrues interest at 15% per annum.

On November 19, 2010, we also entered into an asset pledge agreement with Hugh W. Reid & Associates Ltd and David Bond, wherein we have agreed to pledge to both parties first charge on our Company’s 100% interest in our 8% gross interest held in the PPF-12-3A oil well at our Belmont Lake property until the loan is paid in full.

In addition to the loan and asset pledge agreements, we have entered into a demand promissory note with Hugh W. Reid & Associates Ltd. and David Bond.

Effective December 20, 2010, we entered into a loan agreement with Renata Manton wherein Manton agreed to loan our Company $5,000. The principal of the loan is to be repaid within two years and accrues interest at 15% per annum.

On December 20, 2010, we also entered into an asset pledge agreement with Manton, wherein we have agreed to pledge to Manton first charge on our Company’s 100% interest in our 8% gross interest held in the PPF-12-3A oil well at our Belmont Lake property until the loan is paid in full.

In addition to the loan and asset pledge agreement, we have entered into a demand promissory note with Renata Manton.

Effective December 20, 2010, we entered into an assignment agreement with Sage Investments Ltd. The assignment agreement dated December 20, 2010, provides for the purchase by Sage of a revenue interest of 4% share of the PPF 12-5 well recompletion and injection line expenses until such time the well achieves 500% revenue payout on the recompletion and injection line expenses.

We are currently seeking opportunities to acquire prospective or producing oil and gas properties or other oil and gas resource related projects.

Our Current Business

We are an oil and gas company engaged in the exploration for and production of oil and natural gas, primarily in the State of Mississippi, USA. Our Company is currently generating revenues from our business operations in Mississippi.

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

We may not be able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We are engaged in the acquisition and exploration of oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

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

Compliance with Government Regulation

Our oil and gas operations are subject to various national, state and/or provincial, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

We have no employees other than our directors and executive officers. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

With the exception of a minor number of operating months we have had negative cash flows from operations. Currently the Company does have sufficient funds to maintain its existing operations, however it will need to raise funds to acquire new business assets. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business as planned and as a result may be required to scale back our operations, the result of which would be that our stockholders would lose some or all of their investment.

To date, with the exception of a minor number of operating months we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $260,152 for the year ended December 31, 2010, and cumulative losses of $16,356,273 to December 31, 2010. As of December 31, 2010 we had a working capital deficit of $438,691. Other than for possibly a few months where production rates are higher and commodity prices increase, we do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

  drilling and completion costs for further wells increase beyond our expectations; or

  commodity prices for our production decline beyond our expectations; or

  production levels do not meet our expectations; or

  we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued operations, exploration, and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to December 31, 2010, we have incurred aggregate losses of $16,356,273. Our loss from operations for the twelve months ended December 31, 2010 was $260,152. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our Company has a limited operating history and must be considered in the development stage. The success of our Company is significantly dependent on a successful acquisition, drilling, completion and production program. Our Company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have largely been engaged in the business of exploring and until only recently attempting to develop commercial reserves of oil and gas. Our Alberta property is in the exploration stage and without known reserves of oil and gas. Only our Colorado properties have commenced production. Accordingly, we have not generated significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated significant revenues, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations.

As our properties are in the exploration and early development stage there can be no assurance that we will establish commercial discoveries and/or profitable production programs on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our Nevada properties have been impaired and our Alberta properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on these properties. Our Colorado property is in early stage development drilling and may prove uneconomic to develop.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget does not anticipate the potential acquisition of additional acreage in Nevada and/or Alberta although this may change at any time without notice. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in these areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory and development drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, Canada, or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

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

Item 2. Properties

Executive Offices

Our executive office is located at 17 Victoria Road, Nanaimo, British Columbia, V9R 4N9, Canada.

Resource Properties

On April 3, 2009, our Company entered into an asset purchase agreement with Delta Oil & Gas, Inc. and The Stallion Group wherein we agreed to acquire an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake Field for a value of $179,309. We are required to pay $400 per month for a period of 4 years from the closing as part of the purchase price. The Belmont Lake field currently has two producing wells.

In addition to acquiring the 8% working interest, our Company also acquired a 40% working interest on an option to drill wells on over 130,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

In August 2009 the operator of the Belmont Lake Field decided to drill a new horizontal well named the Belmont Lake PPF-12-4 and we received a notice that our share of the anticipated drilling and development cost was $77,900. After the operator sent the notice of its intent to drill the well, certain working interest owners declined the investment; therefore, we were the opportunity to purchase an additional interest in the proposed well in an amount equal to its original commitment.

Our management determined that it was in the best interest for our Company to exercise their right to invest in the well. We did not have sufficient cash for the entire investment totaling approximately $155,800 and therefore, divided our proposed investment into two equal parts:

On August 31, 2009, our Company entered into an assignment agreement with a corporation. The assignment agreement provided for the purchase of a revenue interest of 40.432% in one-half of our investment in the proposed well for $45,000. The corporation has agreed to pay 57.76% of our drilling, completion and tie in costs to earn the 40.432% .

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

Productive Wells

See below production data as at December 31, 2010:

	For the fiscal year ended December 31, 2010	For the fiscal year ended December 31, 2009
Production Data:
Natural gas (Mcf)	-	714
Oil (Bbls)	1,526	1,210
Average Prices:
Natural gas (per Mcf)	-	$ 3.35
Oil (per Bbl)	$81.81	$65.45

Productive Wells

The following table summarizes information at December 31, 2010, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by our company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Mississippi	3	1	4	0.169	0.10	0.269

Total	3	1	4	0.169	0.10	0.269

Unaudited Oil and Gas Reserve Quantities

The unaudited reserve estimates for Mississippi, as of December 31, 2010 were prepared by Veazey & Associates, an independent petroleum engineering firm.

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

As it affects our reserve estimates and disclosures, the final rule:

  amends the definition of proved reserves to require the use of average commodity prices based upon the prior 12-month period rather than year-end prices (Oil - $82.84 bbl; Gas – $4.41mcf for year ended December 31, 2010);
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

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the year ended December 31, 2010:

	Oil	Gas
	(bbls)	(mcf)

Proved developed and undeveloped reserves

Beginning of year	16,620	6,660
Revisions of previous estimates	-	-
Improved recovery	-	-
Purchases of minerals in place	17,436	(6,660)
Extensions and discoveries	-	-
Production	(1,526)	-
Sales	-	-
End of Year	32,530	-

Proved developed reserves

Beginning of year	6,920	6,660
End of Year	8,510	-

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves at December 31, 2010 is as follows:

USD$
Future cash inflows	2,694,482

Future production costs	635,779

Future development costs	204,180

Future income tax expenses	-

1,854,523

Future net cash flows

10% annual discount for estimated timing of cash flows	(327,048)

Standardized measure of discounted future net cash flows	1,527,475

The following reconciles the change in the standardized measure of discounted future net cash flow during 2010 and 2009:

	2010	2009
Beginning of year	$624,618	$-
Sales of oil and gas produced, net of production costs	(76,433)	(37,207)
Net changes in prices and productions costs	350,634	-
Extensions, discoveries, and improved recovery, less related	996,338	-
costs
Development costs incurred during the year which were	34,796	-
previously estimated
Net change in estimated future development costs	(204,181)	-
Revisions of previous quantity estimates
Net change from purchases and sales of minerals in place	-	661,825
Accretion of discount	(198,297)	-
Net change in income taxes	-	-
Other	-	-
End of year	$1,527,475	$624,618

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of December 31, 2010. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Mississippi	220	88	1,160	241.31

Total	220	88	1,160	241.31

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2010	$0.15	$0.05
September 30, 2010	$0.17	$0.015
June 30, 2010	$0.17	$0.055
March 31, 2010	$0.17	$0.02
December 31, 2009	$0.38	$0.08
September 30, 2009	$0.045	$0.045
June 30, 2009	$0.006	$0.0051
March 31, 2009	$0.015	$0.012
December 31, 2008	$0.03	$0.01

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

On March 30, 2011, the shareholders' list showed 160 registered shareholders and 13,039,000 common shares outstanding.

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

The following table summarizes certain information regarding our 2005 equity compensation plans as at December 31, 2010:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

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

Awards under our 2009 Stock Option Plan will vest as determined by our Board of Directors and as established in stock option agreements to be entered into between our Company and each participant receiving an award. Options granted under the 2005 Stock Option Plan will have a term of 5 years from the date of grant but are subject to earlier termination in the event of death, disability or the termination of the employment or consulting relationship

On November 27, 2009 our Company’s board of directors approved the grant of 300,000 stock options at an exercise price of $0.10 per share to Robert McAllister, Georgina Martin and Don Findlay, vesting immediately.

On May 14, 2010, our Company's board of directors approved the grant of 400,000 stock options at an exercise price of $0.10 per share to Georgina Martin and Don Findlay vesting immediately.

The following table summarizes certain information regarding our 2010 equity compensation plans as at December 31, 2010:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	400,000	$0.10	300,000
Total	400,000	$0.10	300,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

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

Results of Operations for our Years Ended December 31, 2010 and 2009

Our net loss and comprehensive loss for our year ended December 31, 2010, for our year ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $	Change Between Year Ended December 31, 2010 and Year Ended December 31, 2009 $
Natural oil & gas revenue	127,311	81496	45,815
Cost of revenue	(50,878)	(44,289)	(6,589)
Legal, accounting and audit	(60,807)	(76,651)	15,844
General and administrative	(29,485)	(47,068)	17,583
Consulting fees & director fees	(209,915)	(120,000)	(89,915)
Interest and accretion	(11,263)	(50,530)	39,267
Forgiveness of debt	Nil	39,249	(39,249)
Foreign exchange gain (loss)	(671)	(9,100)	8,429
Depletion expense	(24,444)	(16,195)	(8,249)
Net loss and comprehensive loss for the period	(260,152)	(243,088)	(17,064)

General and Administrative

The decrease in our general and administrative expenses for our year ended December 31, 2010 was due mostly to a decrease in stock-based compensation.

Accounting, Audit and Legal

The decrease in accounting, audit and legal fees for our year ended December 31, 2010 was due to a decrease in both legal and accounting & audit fees for the year.

Consulting Fees and Director Fees

The increase in consulting fees and director fees for our year ended December 31, 2010 was due to additional consulting fees recorded for our new president and director of the Company.

Interest and Accretion

The decrease in interest and accretion for our year ended December 31, 2010 was due to a decrease in interest costs.

Foreign Exchange Gain (loss)

The decrease in foreign exchange gain for our year ended December 31, 2010 was due to currency fluctuations.

Liquidity and Financial Condition

Working Capital
	At	At
	December 31,	December 31,
	2010	2009

Current assets	$58,462	$232,055
Current liabilities	497,153	380,420
Working capital	$(438,691)	$(148,365)

Cash Flows
	Year Ended
	December 31,	December 31
	2010	2009
Cash flows from (used in) operating activities	$(122,382)	$(15,803)
Cash flows provided by (used in) investing activities	(62,363)	$12,646
Cash flows provided by (used in) financing activities	35,001	$165,625
Net increase (decrease) in cash during period	$(149,747)	$162,468

Operating Activities

Net cash used in operating activities was $122,382 for our year ended December 31, 2010 compared with cash used in operating activities of $15,803 in the same period in 2009. The increase of $106,579 used in operating activities is mainly attributable to an increase in the cost of revenue due to the increase in revenues for the year, increase in consulting fees and decrease in debt forgiveness.

Investing Activities

Net cash used in investing activities was $62,363 for our year ended December 31, 2010 compared to net cash provided by investing activities of $12,646 in the same period in 2009 was mainly attributable to a decrease in oil & gas purchases, a decrease in funds provided by accounts receivable and an increase in funds provided by accounts payable – equipment purchase.

Financing Activities

Net cash from financing activities was $35,001 for our year ended December 31, 2010 compared to $165,625 in the same period in 2009. The decrease was mainly attributable to a decrease in loan proceeds and obligation to issue shares.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our Company incurred a net loss of $260,152 for the year ended December 31, 2010 [2009 - $243,088] and at December 31, 2010 had a deficit accumulated of $16,356,273 [2009 – $16,096,121]. We have generated revenues, however, we have an accumulated deficit and negative working capital of $438,691 as at December 31, 2010. Although our Company does not have sufficient funds to acquire new business assets, the increase in revenues are sufficient to maintain existing operations at this time. If the Company decides to acquire new business assets, Management’s plan in this regard would be to raise equity and/or debt financing when required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

SEC’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

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

December 31, 2010 & 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cheetah Oil & Gas, Ltd.
Nanaimo, British Columbia, Canada

We have audited the accompanying balance sheets of Cheetah Oil & Gas, Ltd. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Cheetah Oil & Gas, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheetah Oil & Gas, Ltd. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated revenues from operations but has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2010 and 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.

Killman, Murrell & Company, P.C.

Odessa, Texas

March 31, 2011

Cheetah Oil & Gas Ltd.

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)

	December 31,	December 31,
	2010	2009

	$	$
ASSETS
Current
Cash and cash equivalents	14,262	164,006
Receivables [note 4]	44,200	68,049

Total Current Assets	58,462	232,055

Oil & gas properties [notes 3 & 15]	316,884	180,372
Equipment [note 5]	1,336	1,673
TOTAL ASSETS	376,682	414,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current
Accounts payable and accrued liabilities [note 8]	476,423	307,779
Accrued drilling costs	20,730	72,641

Total Current Liabilities	497,153	380,420

Long term drilling liability	6,800	10,800
Loan payable [note 6]	39,001	-
Asset retirement obligation	2,515	2,515

TOTAL LIABILITIES	545,469	393,735

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized 100,000,000 shares	-	-
Common stock [note 7] Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 11,103,625 shares [December 31, 2009 - 10,728,625 shares]	11,104	10,729
Additional paid in capital	16,176,382	16,105,757
Accumulated deficit	(16,356,273)	(16,096,121)
Total Stockholders' Equity (Deficit)	(168,787)	20,365
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	376,682	414,100

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)

	Twelve months	Twelve months
	ended	ended
	December 31,	December 31,
	2010	2009
	$	$
Revenue
Natural oil & gas revenue	127,311	81,496

Cost of revenue
Natural oil & gas operating costs	43,385	39,343
Production taxes	7,493	4,946
Depreciation, depletion and amortization	24,444	16,195
	51,989	21,012
General and administrative expenses
Accounting, audit and legal	60,807	76,651
Depreciation	336	418
Interest	11,263	50,530
Consulting fees	209,915	120,000
Other	13,149	11,983
Stock-based compensation	16,000	34,667
	311,470	294,249

Loss before other income (expense)	(259,481)	(273,237)
Foreign exchange gain (loss)	(671)	(9,100)
Forgiveness of debt	-	39,249
Net loss	(260,152)	(243,088)
Loss per share – basic and diluted
Net loss	$(0.02)	$(0.04)

Weighted average number of common stock outstanding - basic and diluted	10,841,639	5,683,564

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)

	Twelve	Twelve
	months ended	months ended
	December 31,	December 31,
	2010	2009
	$	$

OPERATING ACTIVITIES
Net loss for the period	(260,152)	(243,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & depletion	24,780	16,613
Debt forgiveness	-	(39,249)
Interest on warrants	10,000	-
Non-cash interest fees	-	43,460
Stock-based compensation	16,000	34,667
Accrued Interest paid in stock	-	5,875
Change in other assets and liabilities:
Accounts receivable	(38,651)	(5,549)
Accounts payable and accrued drilling liabilities	125,641	171,468
Net cash used in operating activities	(122,382)	(15,803)
FINANCING ACTIVITIES
Obligation to issues shares	-	136,500
Net loan proceeds	39,001	53,125
Long-term drilling liability	(4,000)	-
Purchase of Cheetah shares for cancellation	-	(24,000)
Net cash from financing activities	35,001	165,625
INVESTING ACTIVITIES
Accounts receivable	62,500	187,500
Purchase of oil & gas properties	(140,794)	(174,854)
Accounts payable - equipment purchase	15,931	-
Net cash provided by (used in) investing activities	(62,363)	12,646
Increase (decrease) in cash and cash equivalents	(149,744)	162,468
Cash and cash equivalents, beginning of period	164,006	1,538
Cash and cash equivalents, end of period	14,262	164,006

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited, expressed in U.S. dollars)
Twelve months ended December 31, 2010 and 2009

			Additional
			paid in	Deficit
	Common stock		capital	accumulated	Total
	Shares	$	$	$	$

Balance, December 31, 2008	4,008,625	4,009	15,711,850	(15,853,033)	(137,174)
Shares purchases and cancelled	(300,000)	(300)	(23,700)		(24,000)
Shares issued for debt owing directors	3,020,000	3,020	147,980		151,000
Issuance of common stock pursuant to a private placement at $.05 per share	1,230,000	1,230	60,270		61,500
Issuance of common stock pursuant to a private placement at $.047 per share	1,590,000	1,590	73,410		75,000
Debt settlement for demand loan payable and accrued interest at $.05 per share	1,180,000	1,180	57,820		59,000
Value of 1,000,000 warrants granted for interest	-	-	43,460		43,460
Stock-based compensation	-	-	34,667		34,667
Net loss for the year	-	-	-	(243,088)	(243,088)
Balance, December 31, 2009	10,728,625	10,729	16,105,757	(16,096,121)	20,365
Stock-based compensation			16,000		16,000
Value of 200,000 warrants granted for interest			10,000		10,000
Debt settlement for assigned interest in oil & gas properties	375,000	375	44,625		45,000
Net loss for the year				(260,152)	(260,152)
Balance, December 31, 2010	11,103,625	11,104	16,176,382	(16,356,273)	(168,787)

See accompanying notes

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

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

December 31, 2010

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

In addition to acquiring the 8% working interest, the Company also acquired a 40% working interest on an option to drill up to 38 wells on over 130,000 acres of exploration lands.

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

On May 31, 2010 the Company signed a settlement agreement with Enertopia Corp. (Enertopia) for the assignment agreement that was entered into on or about August 28, 2009 whereby Enertopia paid a fee totaling $45,000 to earn a 57.76% share of the Company’s 8% interest in a proposed oil well to be drilled in Wilkinson County, Mississippi. The Company issued 375,000 restricted shares in the capital of the Company at a deemed price of $.12 per share and for each share the Company issued one warrant at a price of $.20 per share for a term of two years as full and final settlement of the $45,000.

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The balance sheet presented is that of the Company for the year ended December 31, 2010. The statements of operations, cash flows and shareholders equity reflect the changes in stockholders equity (deficit), the results of operations and the changes in cash flows of the Company for the year ended December 31, 2010.

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

Going concern uncertainty

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $260,152 for the year ended December 31, 2010 [2009 - $243,088] and at December 31, 2010 had a deficit accumulated of $16,356,273 [2009 – $16,096,121]. The Company has generated revenues, however, it has an accumulated deficit and negative working capital of $438,691 as of December 31, 2010. Although our Company does not have sufficient funds to

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY – cont’d

Going concern uncertainty – cont’d

acquire new business assets, the increase in revenues are sufficient to maintain its existing operations at this time. If the Company decides to acquire new business assets, Management’s plan in this regard would be to raise equity and/or debt financing when required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2010 cash and cash equivalents consist of cash only.

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

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

3. SIGNIFICANT ACCOUNTING POLICIES – cont’d

Oil and gas properties – cont’d

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

Capitalized Interest

The Company capitalizes interest (nil in 2010) on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use.

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
(expressed in U.S. dollars)

December 31, 2010

3. SIGNIFICANT ACCOUNTING POLICIES – cont’d

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

Earnings (loss) per share

Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. The treasury stock method is used to determine the diluted effect of stock options and warrants. Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2010 and 2009 because common stock equivalents consisting of stock purchase warrants of 4,427,143 [2009 – 3,852,143 after dilution] and stock options of 1,050,000 [2009 – 650,000 after dilution] that were outstanding at December 31, 2010 and 2009 were anti-dilutive.

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

The following table summarizes the fair value measurement of stock options and warrants for the years ended December 31, 2010 and 2009:

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

3. SIGNIFICANT ACCOUNTING POLICIES – cont’d

Fair value of financial instruments – cont’d

	Quoted Prices in		Significant
	Active markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	Level 1	Level 2	Level 3

2010

Stock Options	$-	$16,000	$-
Warrants	$-	$10,000	$-

2009

Stock Options	$-	$34,667	$-
Warrants	$-	$43,460	$-

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

Income taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

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

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

3. SIGNIFICANT ACCOUNTING POLICIES – cont’d

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”. SFAS 143 (ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company has a $2,515 asset retirement obligation as of December 31, 2010.

Concentration of Credit risk

The Company places its cash and cash equivalent with high credit quality financial institution.

4. RECEIVABLES

	December 31,	December 31,
	2010	2009
	$	$

Receivable from Sale of Subsidiary	-	62,500
Oil and Gas Sales	44,200	5,549

	44,200	68,049

5. EQUIPMENT

		Accumulated	Net book
	Cost	depreciation	value
	$	$	$
2010
Office equipment	3,844	2,508	1,336

2009
Office equipment	3,844	2,171	1,673

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

6. NOTE PAYABLE

On September 13, 2010, the Company entered into a loan agreement with an individual to borrow $24,000 for a period of two years at a fifteen (15%) interest rate to be paid quarterly. At December 31, 2010 all accrued interest recorded totaling $1,075 was paid. As security for Cheetah’s obligations under the Loan agreement, Cheetah has agreed to pledge first charge on 100% of the Company’s 8% gross interest in the PPF-12 oil well at Belmont Lake Mississippi currently held until the debt is paid in full. The Company also agreed to issue the lender warrants to purchase 200,000 common stock at an exercise price of $0.12. The warrants were valued at $10,000 and recorded as interest expense will expire on September 13, 2013. The fair value of the warrants was determined using the” Black-Scholes” pricing model with the following assumptions:

Estimated fair value	$ 0.12
Expected life (years)	3
Risk free interest rate	0.16%
Volatility	606%
Dividend yield	-

On November 19, 2010, the Company entered into a loan agreement with an individual and a corporation to borrow $10,001 for a period of two years at a fifteen (15%) interest rate to be paid quarterly. At December 31, 2010 $167 in accrued interest was recorded in accounts payable. As security for Cheetah’s obligations under the Loan agreement, the Company has agreed to pledge first charge on 6.666% of the Company’s 8% gross interest in the PPF-12-3A oil well at Belmont Lake Mississippi.

On December 20, 2010 the Company entered into a loan agreement with an individual to borrow $5,000 for a period of two years at a fifteen (15%) interest rate to be paid quarterly. At December 31, 2010 $21 in accrued interest was recorded in accounts payable. As security for Cheetah’s obligations under the Loan agreement, the Company has agreed to pledge first charge on 6.666% of the Company’s 8% gross interest in the PPF-12-3A oil well at Belmont Lake Mississippi.

7. COMMON STOCK

Common Stock

The Company and Enertopia Corp. settled its existing assigned interest by making such assignment null and void, and agreed to issue common shares and warrants of the Company in exchange for the $45,000 earlier received from Enertopia Corp. On September 13, 2010 the Company issued 375,000 restricted shares at a deemed price of $0.12 per share to Enertopia. Also as full and final settlement of the $45,000 the Company agreed to issue one warrant to purchase a further share of the Company at a price of $0.20 per share for a term of two years.

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

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

7. COMMON STOCK – cont’d

Stock Options – cont’d

On May 14, 2010, the Company granted 400,000 stock options to two (2) directors with an exercise price of $0.10, vesting immediate and expiring on May 14, 2015.

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

The 400,000 options issued to directors as compensation in 2010 were valued using the Black-Scholes model with the following assumptions:

Estimated fair value	$ 0.01
Expected life (years)	5
Risk free interest rate	0.61%
Volatility	544%
Dividend yield	-

Total option based compensation for directors for the years ended December 31, 2010 and 2009 was $16,000 and $34,667, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2010 and 2009 and changes during the years is presented below:

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

7. COMMON STOCK – cont’d

Stock Options – cont’d

	2010		2009
		Weighted		Weighted
	Number of	average	Number of	average
	Shares	exercise price	Shares	exercise price
	#	$	#	$

Outstanding, January 1, 2010	650,000	0.10	200,000	0.10
Granted	400,000	0.10	450,000	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year	1,050,000	0.10	650,000	0.10
Exercisable	1,050,000	0.10	650,000	0.10

Warrants

The following summarizes the stock purchase warrant transactions for the year ended December 31, 2010 and 2009.

	Number of	Weighted average
	warrants	exercise price
	#	$
Outstanding, December 31, 2008 (adjusted)	122,143	7.00
Warrants issued	2,730,000	0.20
Warrants issued	1,000,000	0.10
Warrants forfeited/expired/cancelled	—	—
Outstanding, December 31, 2009	3,852,143	0.39
Warrants issued	375,000	0.20
Warrants issued	200,000	0.12
Outstanding, December 31, 2010	4,427,143	0.36

8. RELATED PARTY TRANSACTIONS

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

For the year ended December 31, 2010, the Company incurred consulting fees for three directors of the Company in the amount of $201,113 [2009 - $120,000]. Of this balance $195,113 remained unpaid as at December 31, 2010 and is included in accounts payable.

On August 31, 2009, the Company entered into a farm-out agreement with a corporation, controlled by the Chief Executive Officer of the Company. The Company was paid $45,000 by the corporation for its participation in the Belmont Lake PPF-12-4 well. On September 13, 2010, the Company agreed, as full and final settlement of the $45,000 to allot and issue to the corporation, controlled by the Chief Executive Officer of the Company, 375,000 restricted common shares at a deemed price of $0.12 per share. Also, for each $0.12 of the claim amount, and for each

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

8. RELATED PARTY TRANSACTIONS – cont’d

such share so issued, the Company agreed to issue one warrant to purchase a further share of the Company at a price of $0.20 per share for a term of two years.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	December 31,	December 31,
	2010	2009
	$	$

Cash paid during the year:
Interest	1,075	—
Income taxes	—	—
Non-cash transactions:
Debt and accrued interest settled for shares	—	210,000
Accrued Expenses [note 8]	24,839	—
Oil and gas property acquisition. [note 8]	20,161	2,515

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

11. RECENT ACCOUNTING PRONOUNCEMENTS – cont’d

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

SEC’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

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

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

11. RECENT ACCOUNTING PRONOUNCEMENTS – cont’d

disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

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

12. INCOME TAXES

The Company uses the liability method in accounting for income taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The potential benefit of net operating loss carry forwards has not been recognized in the accompanying financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	(000’s omitted)
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Loss before discontinued operations	$260	$243
Income tax rate	35%	35%
Income tax recovery	91	85
Permanent differences	(9)	(28)
Valuation allowance change	(82)	(57)
Deferred income tax (recovery)	—	—

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

12. INCOME TAXES – cont’d

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

Future income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of future income tax assets and liabilities at December 31 are as follows:

	(000’s omitted)
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Net operating loss carryforwards	2,796	2,714
Warrants	—	—
Stock based compensation	—	—
Other	83	83
Total deferred tax assets	2,879	2,797
Valuation allowance	(2,879)	(2,797)
Net deferred tax assets	—	—
Deferred income tax (liability)	—	—

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

The net operating loss carryforwards for income tax purposes are approximately $7,776,000 and will begin to expire in 2024.

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

13. SUBSEQUENT EVENTS

On January 26, 2011 The Company agreed to do a private placement with its three (3) directors for fees due as at December 31, 2010 totaling $193,537 for 1,935,370 units at a unit price of $0.10 per unit. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock, exercisable until January 26, 2013. The exercise price of the warrants is $0.20.

The Company’s management has evaluated subsequent events through March 31, 2010, the date the financial statements were issued.

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

14. COMPARATIVE FIGURES

Certain comparative figures for 2010 have been reclassified to conform with the financial statement presentation adopted for 2009.

15. OIL AND GAS PROPERTIES

On May 31, 2010, Cheetah signed a settlement agreement with Enertopia Corp. (formerly Golden Aria Corp) for an assignment agreement that was entered into by the Company and Enertopia Corp on or about August 28, 2009, whereby Enertopia Corp. agreed to pay a fee of $45,000 to earn a 57.76% share of the Company’s 8% interest in a proposed oil well to be drilled in Wilkinson County, Mississippi. The Company and Enertopia Corp. settled the existing assigned interest by making such assignment null and void, and issuing common shares and warrants of the Company in exchange for the $45,000 earlier received from Enertopia Corp. The shares were issued on September 13, 2010 to Enertopia Corp. The Company agreed to allot and issue to Enertopia Corp. 375,000 restricted shares in the capital of the Company at a deemed price of $0.12 per share for each $0.12 of the claim amount, and for a term of two years as full and final settlement of the $45,000.

On August 31, 2009 the Company entered into an assignment agreement with an individual for the purchase of a revenue interest of 75% in one-half of its investment in the proposed horizontal 12-4 well for $77,905.

During 2010 the individual assigned his interest in the proposed horizontal 12-4 well to a corporation.

Since there are doubts as to when or if the horizontal well 12-4 well will be drilled in any reasonable time period, the Company replaced and assigned the revenue interest of 75% of its 8% share of the PPF12-2, PPF12-4 and 37.5% of the Company 8% share of PPF 12-5 to the corporation. As consideration, the corporation has agreed to pay 100% of Cheetah’s costs subject to revision. This interest will revert back to the original owner once a 500% payout has been achieved.

On December 20, 2010 the Company entered into an assignment agreement with a corporation. The assignment agreement provided for the purchase of revenue interest of 4% share of the PPF 12-5 well recompletion and injection line expenses until such time the well achieves 500% revenue payout on the recompletion and injection line expenses. The 100% of Cheetah’s 4% costs currently is budgeted at $7,991.

The full cost pool is depleted using the unit-of-production method based on the estimated proved reserves. For the twelve-month period ended December 31, 2010 the Company has recorded $24,780 as depletion costs.

16. SUPPLEMENTAL INFORMATION ON OIL & GAS (Unaudited)

Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2010
Unproved oil and gas properties
Proved oil and gas properties	$357,523

Less accumulated depreciation, depletion,
amortization, and impairment	(40,639)

Net capitalized costs	$316,884

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

16. SUPPLEMENTAL INFORMATION ON OIL & GAS (Unaudited) – cont’d

Costs incurred in Oil and Gas Producing Activities
for the Year Ended December 31, 2010
Property acquisition costs
Proved	$–
Unproved	–
Exploration costs	103,807
Development costs	57,148
Amortization rate per equivalent barrel of production	$16.02

Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2010
Oil and gas sales	$127,311
Gain on sale of oil and gas properties	–
Loss on expiration of oil and gas leases	–
Production costs	(50,878)
Depreciation, depletion and amortization	(24,444)
51,989

Income tax expense	–
Results of operations for oil and gas producing
activities (excluding corporate overhead and financing costs)	$51,989

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

As it affects our reserve estimates and disclosures, the final rule:

  amends the definition of proved reserves to require the use of average commodity prices based upon the prior 12-month period rather than year-end prices (Oil - $82.84 bbl; Gas – $4.41mcf for year ended December 31, 2010);
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

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

NOTE 16 – SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited) – cont’d requires disclosure of material changes in proved undeveloped reserves, including a discussion of investments and progress made to convert proved undeveloped reserves to proved developed reserves

We emphasize that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the year ended December 31, 2010:

	Oil	Gas
	(bbls)	(mcf)
Proved developed and undeveloped reserves
Beginning of year	16,620	6,660
Revisions of previous estimates	–	–
Improved recovery	–	–
Purchases of minerals in place	17,436	(6,660)
Extensions and discoveries	–	–
Production	(1,526)	–
Sales	–	–
End of Year	32,530	-

Proved developed reserves
Beginning of year	6,920	6,660
End of Year	8,510	–

Standardized measure of Discounted Future
Net Cash Flows at December 31, 2010
Future cash inflows		$2,694,482
Future production costs		635,779
Future development costs		204,180
Future income tax expenses		–
		1,854,523

Future net cash flows
10% annual discount for estimated
timing of cash flows		(327,048)

Standardized Measures of Discounted Future
Net Cash Flows Relating to Proved Oil and Gas Reserves		$1,527,475

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS DEFICIENCY
(expressed in U.S. dollars)

December 31, 2010

NOTE 16 – SUPPLEMENTAL OIL AND GAS INFORMATION (Unaudited) – cont’d

The following reconciles the change in the standardized measure of
discounted future net cash flow during 2010 and 2009	2010	2009

Beginning of year	$624,618	$–
Sales of oil and gas produced, net of production costs	(76,433)	(37,207)
Net changes in prices and production costs	350,634	–
Extensions, discoveries, and improved recovery, less related costs	996,338	–
Development costs incurred during the year which were previously estimated	34,796	–
Net change in estimated future development costs	(204,181)	–
Revisions of previous quantity estimates		–
Net change from purchases and sales of minerals in place	–	661,825
Accretion of discount	(198,297)	–
Net change in income taxes	–	–
Other	–	–
End of year	$1,527,475	$624,618

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

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert McAllister	Chief Executive Officer and Director	50	July 29, 2009
Georgina Martin	Secretary, Treasurer, Chief Financial Officer and Director	62	March 5, 2004
Donald James Findlay	President and Director	59	October 19, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert McAllister – Chief Executive Officer and Director

Mr. McAllister has been a corporate consultant since 2004. He has also provided and written business and investment articles from 1996 to 2006 in various North American publications. Mr. McAllister is a resource investment entrepreneur with over 20 years experience in resource sector evaluations and commodity cycle analysis.

Mr. McAllister is the president and a director of Enertopia Corporation.

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

Donald James Findlay – President and Director

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Donald J. Findlay	1(1)	1	N/A

1.	The executive officer, director or holder of 10% or more of our common stock filed a late Form 4 – Statement of Changes in Beneficial Ownership of Securities.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2010 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2010, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert McAllister(1) President, Chief Executive Officer and Director	2010 2009	60,000 60,000	Nil Nil	Nil Nil	Nil 14,667	Nil Nil	Nil Nil	Nil Nil	60,000 74,667
Georgina Martin(2) Chief Financial Officer, Secretary, Treasurer and Director	2010 2009	60,000 60,000	Nil Nil	Nil Nil	4,000 13,000	Nil Nil	Nil Nil	Nil Nil	64,000 73,000
Donald J. Findlay(3) President	2010 2009	81,113 N/A	Nil N/A	Nil N/A	12,000 N/A	Nil N/A	Nil N/A	Nil N/A	93,113 N/A

(1)	Mr. McAllister was appointed as President, Chief Executive Officer and director of our company on July 29, 2008. Mr. McAllister resigned as President on May 14, 2010.

(2)	Ms. Martin became our Secretary, Treasurer and a director of our company on March 5, 2004 and was appointed as our Chief Financial Officer on July 29, 2008.

(3)	Mr. Findlay was appointed President of our company on May 14, 2010.

On July 31, 2008, we entered into a consulting agreement with Robert McAllister, our chief executive officer and director. We pay remuneration for his services at US$5,000 per month beginning August 1, 2008, together with any such increments thereto as the Board of Directors of our company determine after six months from signing. We also agreed to grant a stock option package of two hundred options (200,000) exercisable at 15 cents per share and valid for five (5 yrs), vesting at 50,000 upon signing of the agreement; 50,000 – 90 days after signing the agreement; and 100,000 – 180 days after signing the agreement.

On December 14, 2010, we entered into a consulting agreement with Donald Findlay, our president. We pay remuneration for his services at US$1,500 per month. As further compensation, the Company agrees to pay the Consultant, within ten (10) days of the Company receiving since Nov 15th 2010 private placement funds raised through the Consultant at the rate of 3% on the first $250,000, 4% up to $500,000, 5% up to $750,000 and 6% on any amount over $ $751,000. Also, upon the Company receiving a producing property with net production to the Company in excess of 25 barrels of oil per day and/or a property that comes with bank financing through the Consultant, he will be paid a 3% commission on a completed transaction. Yearly commissions are based on the calendar year – January 1st to December 31st.

2010 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executives in 2010

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Georgina Martin Chief Financial Officer, Secretary, Treasurer and Director	May 14	Nil	Nil	Nil	Nil	Nil	Nil	Nil	100,000	$0.10	Nil
Don Findlay President and Director	May 14	Nil	Nil	Nil	Nil	Nil	Nil	Nil	300,000	$0.10	Nil

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Georgina Martin Chief Financial Officer, Secretary, Treasurer and Director	100,000	Nil	Nil	$0.10	2015	Nil	Nil	Nil	Nil
Donald J. Findlay, president and Director	300,000	Nil	Nil	$0.10	2015	Nil	Nil	Nil	Nil

Option Exercises

During our Fiscal year ended December 31, 2010, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2010:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Donald James Findlay	Nil	Nil	300,000	Nil	Nil	Nil	Nil

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Georgina Martin(2) Box 172, Station A Nanaimo, BC V9R 5K9	504,725	3.77%
Robert McAllister(3) 483 Holbrook Rd E. Kelowna, BC V1X 7H9	2,912,243	20.74%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald James Findlay(3) #2700 500 4th Avenue SW Calgary, Alberta T2P 2V6	2,670,750	18.32%
Directors and Executive Officers as a Group(1)	6,087,718 Common Shares	42.84%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2011. As of March 30, 2011, there were 13,039,000 shares of our Company’s common stock issued and outstanding.

(2)	Mr. McAllister holds 300,000 stock options, 1,912,243 shares and 700,000 warrants

(3)	Ms. Martin holds 350,000 stock options and 154,727 common shares

(4)	Mr. Findlay holds 400,000 stock options, 1,135,375 common shares and 1,135,375 warrants

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010 $	December 31, 2009 $
Audit Fees	36,000	31,555
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	9,325	15,887
Total	45,325	47,442

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.6	Certificate of Change(incorporated by reference from our Current Report on Form 8-K filed on August 19, 2010)

3.7	Certificate of Correction (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2010)

(10)	Material Contracts

10.1	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)

10.2	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)

10.3	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

10.4	Assignment Agreement dated August 28, 2009 with Golden Aria Corp. (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2009)

10.5	Assignment Agreement dated August 28, 2009 with David DeMartini (incorporated by reference from our Current Report on Form 8-K filed on August 4, 2009)

10.6	Partial Release and Acknowledgement Agreement dated August 29, 2009 with Sage Investments Ltd. incorporated by reference from our Current Report on Form 8-K filed on September 4, 2009)

10.7	Debt Settlement and Subscription Agreement with Michael D. Jenks dated October 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 30, 2009)

10.8	Debt Settlement and Subscription Agreement with Sage Investments Ltd. dated October 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 30, 2009)

10.9	Form of Settlement Agreement dated May 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

10.10	Asset Pledge Agreement dated September 13, 2010 between our company and Cornelius O'Connell (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

Exhibit Number	Description

10.11	Form of Demand Promissory Note (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Form 10-KSB filed on April 8, 2005)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert McAllister

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Georgina Martin

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: March 31, 2011	/s/ Robert McAllister
Robert McAllister
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 31, 2011	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	/s/ Robert McAllister
Robert McAllister
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 31, 2011	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: March 31, 2011	/s/ Donald James Findlay
Donald James Findlay
President and Director