Form 10-Q
period 2011-03-31
CHEETAH OIL & GAS LTD.
filed 2011-05-16
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
13,039,000 common shares issued and outstanding as of May 12, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with our Company’s audited financial statements and the 10-K for the year ended December 31, 2010.

Financial Statements

Cheetah Oil & Gas Ltd.
March 31, 2011

Cheetah Oil & Gas Ltd.

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$
ASSETS
Current
Cash and cash equivalents	24,646	14,262
Receivables	24,462	44,200

Total Current Assets	49,108	58,462

Oil & gas properties	308,652	316,884
Equipment	1,269	1,336
TOTAL ASSETS	359,029	376,682

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current
Accounts payable and accrued liabilities [note 3]	298,633	476,423
Accrued drilling costs	11,160	20,730

Total Current Liabilities	309,793	497,153

Long term drilling liability	5,600	6,800
Loan payable	39,283	39,001
Asset retirement obligation	2,515	2,515

TOTAL LIABILITIES	357,191	545,469

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized 100,000,000 shares	-	-
Common stock [note 3]
Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 13,039,000 shares [December 31, 2010 - 11,103,625 shares]	13,039	11,104
Additional paid in capital	16,367,822	16,176,382
Accumulated deficit	(16,379,023)	(16,356,273)
Total Stockholders' Equity (Deficit)	1,838	(168,787)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	359,029	376,682

See accompanying notes

4

Cheetah Oil & Gas Ltd.

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
	$	$
Revenue
Natural oil & gas revenue	55,844	13,010

Cost of revenue
Natural oil & gas operating costs and production taxes	23,643	7,920
Depreciation, depletion and amortization	8,233	2,152
	23,968	2,938
General and administrative expenses
Accounting, audit and legal	18,243	35,844
Depreciation	67	84
Interest	1,451	241
Consulting fees	20,800	30,000
Other	5,584	10,637
Stock-based compensation	-	-
	46,145	76,806

Loss before other income (expense)	(22,177)	(73,868)
Foreign exchange gain (loss)	(573)	(200)
Forgiveness of debt	-	-
Net loss	(22,750)	(74,068)
Loss per share – basic and diluted
Net loss	$(0.00)	$(0.01)

Weighted average number of common stock outstanding - basic and diluted	12,393,875	10,728,625

See accompanying notes

5

Cheetah Oil & Gas Ltd.

STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)

	Three	Three
	months ended	months ended
	March 31,	March 31,
	2011	2010
	$	$

OPERATING ACTIVITIES
Net loss for the period	(22,750)	(74,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & depletion	8,300	2,236
Debt forgiveness	-	-
Interest on warrants	-	-
Non-cash interest fees	-	-
Stock-based compensation	-	-
Change in other assets and liabilities:		-
Accounts receivable	19,738	538
Accounts payable and accrued drilling liabilities	5,096	33,915
Net cash provided by (used in) operating activities	10,384	(37,379)
FINANCING ACTIVITIES
Obligation to issues shares	-	-
Net loan proceeds	-	-
Long-term drilling liability	-	-
Purchase of Cheetah shares for cancellation	-	-
Net cash from financing activities	-	-
INVESTING ACTIVITIES
Accounts receivable	-	62,500
Purchase of oil & gas properties	-	-
Net cash provided by (used in) investing activities	-	62,500
Increase (decrease) in cash and cash equivalents	10,384	25,121
Cash and cash equivalents, beginning of period	14,262	164,006
Cash and cash equivalents, end of period	24,646	189,127

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Non-cash investing and financing activities
Common stock	1,935	-
Accounts payable settled for shares	(193,375)	-
Additional paid in capital	191,440	-
		-
	-	-

See accompanying notes

6

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

March 31, 2011

1. BASIS OF PRESENTATION

The following interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010. In the opinion of management, the interim unaudited financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the three month period ended March 31, 2011 and 2010. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $22,750 for the three month period ended March 31, 2011 [2009 - $74,068] and at March 31, 2011 had a deficit accumulated during the exploration stage of $16,379,023 [2010 - $16,356,273]. The Company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $260,685 as at March 31, 2011 [2010 - $438,691]. Although our Company does not have sufficient funds to acquire new business assets, the increase in revenues is sufficient to maintain its existing operations at this time. If the Company decides to acquire new business assets, Management’s plan in this regard would be to raise equity and/or debt financing when required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. COMMON STOCK

Common Stock

On January 31, 2011 the Company closed on a private placement with its three (3) directors for fees due as at December 31, 2010 totaling $193,375 for 1,935,375 units at a unit price of $0.10 per unit. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock, exercisable until January 31, 2013. The exercise price of the warrants is $0.20.

4. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through May 16, 2011, the date the financial statements were issued.

F-1

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our Company’s audited financial statements and 10-K for the year ended December 31, 2010 and unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common stock" refer to common shares in the capital of our Company and the terms "we", "us", "our" and "our Company" mean Cheetah Oil & Gas Ltd.

General Overview

We were incorporated under the laws of the State of Nevada on May 5, 1992 under the name Bio-American Capital Corporation. On May 25, 2004 we changed our name to Cheetah Oil & Gas Ltd.

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

Effective August 31, 2009, we entered into an assignment agreement with David DeMartini. The assignment agreement dated August 28, 2009, provides for the purchase by DeMartini of a revenue interest of 75% in our non-perpetual 8% gross interest, 5.20% net working interest in the Belmont Lake PPF-12-4 horizontal well located in the Belmont Lake Field, Wilkinson County, Mississippi. As consideration, DeMartini has agreed to pay 100% of our Company’s costs subject to revision. The assignment of the interest is limited to a gross 500% revenue payout based on the total amount paid for the working interest, after which all rights, interests and benefits cease. As consideration, DeMartini has agreed to pay 100% of our costs currently budgeted at $77,905, subject to revision and 100% of our Company’s 8% share of PP F-12-4 well costs from time to time for infrastructure, pipes, tanks, compressors, trucking, etc.

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

On July 22, 2010, we signed an assignment agreement with Emerald Atlantic LLC., whereby Emerald Atlantic LLC can earn a 75% share of our 8% non-perpetual interest in two of the three proposed oil wells (12-2, 12-4, and 12-5) to be drilled in Wilkinson County, Mississippi. The old assignment agreement dated August 28, 2009 was terminated by mutual consent between David DeMartini, Emerald Atlantic LLC and our Company.

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

On September 13, 2010, we also entered into an asset pledge agreement with O’Connell, wherein we have agreed to pledge to O’Connell first charge on our Company’s 100% interest in our 8% gross interest held in the PPF-12 oil well at our Belmont Lake property for a maximum amount owing on the loan and any accrued interest remaining until the loan is paid in full.

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

On November 19, 2010, we also entered into an asset pledge agreement with Hugh W. Reid & Associates Ltd and David Bond, wherein we have agreed to pledge to both parties first charge on our Company’s 100% interest in our 8% gross interest held in the PPF-12-3A oil well at our Belmont Lake property for the principal and accrued interest owing to the lender until the loan is paid in full.

In addition to the loan and asset pledge agreements, we have entered into a demand promissory note with Hugh W. Reid & Associates Ltd. and David Bond.

On December 14, 2010, we entered into a consulting agreement with Donald Findlay. The consulting agreement provides for the basic remuneration of Donald Findlay for services to be rendered as president of our Company at the rate of $1,500 per month.

Effective December 20, 2010, we entered into a loan agreement with Renata Manton wherein she agreed to loan our Company $5,000. The principal of the loan is to be repaid within two years and accrues interest at 15% per annum.

On December 20, 2010, we also entered into an asset pledge agreement with Renata Manton, wherein we have agreed to pledge to Renata Manton first charge on our Company’s 100% interest in our 8% gross interest held in the PPF-12-3A oil well at our Belmont Lake property for the principal and accrued interest owing to the lender until the loan is paid in full.

In addition to the loan and asset pledge agreement, we have entered into a demand promissory note with Renata Manton.

Effective December 20, 2010, we entered into an assignment agreement with Sage Investments Ltd. The assignment agreement, provides for the purchase by Sage of a revenue interest of 4% share of the PPF 12-5 well recompletion and injection line expenses until such time the well achieves 500% revenue payout on the recompletion and injection line expenses.

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

Cash Requirements

We currently hold an 8% interest in certain oil and gas interests located in the State of Mississippi, known as the Belmont Lake field. The Belmont Lake field currently has four producing wells, which has been producing approximately 150 bbl/d. In addition to the 8% working interest, we hold a 40% working interest on an option to drill wells on over 132,000 acres of exploration lands. These lands have extensive existing 2-D and 3-D seismic coverage and the project operations have identified multiple targets for potential future drilling.

Our Company has a limited operating history. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Results of Operations – Three months Ended March 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended March 31, 2011 which are included herein.

Our operating results for the three months ended March 31, 2011, for the three months ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
			Ended
	Three months Ended	Three months Ended	March 31, 2011 and
	March 31, 2011	March 31, 2010	March 31, 2010
	$	$	$
Revenue	55,844	13,010	42,834
Operating costs & production taxes	(23,643)	(7,920)	(15,723)
Depletion, amortization & depreciation	(8,300)	(2,236)	(6,064)
Accounting, audit and legal	(18,243)	(35,844)	17,601
Interest	(1,451)	(241)	(1,210)
Consulting fees	(20,800)	(30,000)	9,200
Other	(5,584)	(10,637)	5,053
Stock-based compensation	Nil	Nil	Nil
Foreign exchange gain (loss)	(573)	(200)	(373)
Net loss for the period	(22,750)	(74,068)	51,318

Revenues

We had revenues of $55,844 during the three months ended March 31, 2011 as compared to revenues of $13,010 during the three months ended March 31, 2010. The $42,834 increase is due to an increase in oil and gas production.

Natural Oil & Gas Operating Costs.

We had oil & gas operating costs of $23,643 during the three months ended March 31, 2011 as compared to oil and gas operating costs of $7,920 during the three months ended March 31, 2010. The $15,723 increase is a result of increase operating costs due to increased oil and gas production.

The $6,064 increase in depletion costs for the three months ended March 31, 2011 was due to increase production.

Accounting, Audit and Legal

The $17,601decrease in accounting, audit and legal fees for the three months ended March 31, 2011 was primarily due to a decrease in auditing and accounting fees.

Consulting Fees and Directors Fees

Consulting fees decreased by $9,200 during the three months ended March 31, 2011 compared to the same period in 2010. The decrease is due to lower fees paid to one director.

Other

Other expenses decreased by $5,053 from the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to lower general and administrative expenses for the period.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2011	2010
Current assets	$49,108	$58,462
Current liabilities	$309,793	$497,153
Working capital	$(260,685)	$(438,691)

Cash Flows

		Three Months Ended
		March 31,
		2011		2010
Cash flows provided by (used in) operating activities		$10,384		$(37,379)
Cash flows provided by (used in) investing activities	$	Nil	$	Nil
Cash flows provided by (used in) financing activities	$	Nil		$62,500
Increase (decrease) in cash and cash equivalents		$10,384		$25,121

Operating Activities

Net cash provided by operating activities was $10,384 for the three months ended March 31, 2011 compared with cash used in operating activities of $37,379 in the same period in 2010. The difference was largely due to decrease accounts payable and accrued drilling liabilities.

Investing Activities

Net cash used in investing activities was $Nil for the three months ended March 31, 2011 compared to net cash used in investing activities of $Nil in the same period in 2010.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $Nil compared to $62,500 for the three months ended March 31, 2010. The difference was mainly attributable to proceeds from sale of Cheetah BC.

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

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $22,750 for the three month period ended March 31, 2011 [2009 - $74,068] and at March 31, 2011 had a deficit accumulated during the exploration stage of $16,379,023 [2010 - $16,356,273]. The Company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $260,685 as at March 31, 2011 [2010 - $438,691]. Although our Company does not have sufficient funds to acquire new business assets, the increase in revenues is sufficient to maintain its existing operations at this time. If the Company decides to acquire new business assets, Management’s plan in this regard would be to raise equity and/or debt financing when required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $24,646 and a working capital deficit of $260,685 as of March 31, 2011. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop our property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our property and any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)

3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)

3.6	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009)

3.7	Certificate of Correction (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009

(10)	Material Contracts

10.1	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)

10.2	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)

10.3	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)

10.4	Assignment Agreement dated August 28, 2009 with Golden Aria Corp. (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.5	Assignment Agreement dated August 28, 2009 with David DeMartini (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.6	Partial Release and Acknowledgement Agreement dated August 29, 2009 with Sage Investments Ltd. (incorporated by reference from our Current Report on Form 8-K filed on September 3, 2009)

10.7	Debt Settlement and Subscription agreement with Michael D. Jenks dated October 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 30, 2009)

10.8	Debt Settlement and Subscription agreement with Sage Investments Ltd. dated October 17, 2009 (incorporated by reference from our Current Report on Form 8-K filed on December 30, 2009)

10.9	Form of Settlement Agreement dated May 31, 2010 (incorporated by reference from our Current Report on Form 8-K filed on June 8, 2010)

10.10	Asset Pledge Agreement dated September 13, 2010 with Cornelius O’Connell (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

10.11	Form of Demand Promissory Note (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

Exhibit	Description
Number

10.12	Form of Warrant Certificate (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)

10.13	Consulting Agreement with Donald Findlay dated December 14, 2010 (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2010).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Robert McAllister.

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Georgina Martin.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Robert McAllister.

32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Georgina Martin.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: May 16, 2011	/s/ Robert McAllister
Robert McAllister
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 16, 2011	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)