Form 10-Q
period 2011-06-30
CHEETAH OIL & GAS LTD.
filed 2011-08-15
CIK 908821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,039,000 common shares issued and outstanding as of August 12, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. These interim unaudited financial statements should be read in conjunction with our company’s audited financial statements and the 10-K for the year ended December 31, 2010.

Financial Statements

Cheetah Oil & Gas Ltd.
June 30, 2011

Cheetah Oil & Gas Ltd.

BALANCE SHEETS
(Unaudited, expressed in U.S. dollars)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	$	$
ASSETS
Current
Cash and cash equivalents	31,729	14,262
Receivables	28,012	44,200
Prepaids	2,750	-
Total Current Assets	62,491	58,462

Oil & gas properties	304,416	316,884
Equipment	1,203	1,336
TOTAL ASSETS	368,110	376,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current
Accounts payable and accrued liabilities [note 3]	328,970	476,423
Accrued drilling costs	16,722	20,730

Total Current Liabilities	345,692	497,153

Long term drilling liability	4,400	6,800
Loan payable	39,238	39,001
Asset retirement obligation	2,515	2,515

TOTAL LIABILITIES	391,845	545,469

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, authorized 100,000,000 shares	-	-
Common stock [note 3] Common stock, $0.001 par value, authorized 50,000,000 shares issued and outstanding: 13,039,000 shares [December 31, 2010 - 11,103,625 shares]	13,039	11,104
Additional paid in capital	16,367,822	16,176,382
Accumulated deficit	(16,404,596)	(16,356,273)
Total Stockholders' Deficit	(23,735)	(168,787)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	368,110	376,682

See accompanying notes

Cheetah Oil & Gas Ltd.

STATEMENTS OF OPERATIONS
(Unaudited, expressed in U.S. dollars)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
			$	$
Revenue
Natural oil & gas revenue	71,910	26,354	127,754	39,364

Cost of revenue
Natural oil & gas operating costs and production taxes	23,083	7,757	46,726	15,677
Depreciation, depletion and amortization	17,186	4,648	25,419	6,800
	31,641	13,949	55,609	16,887
General and administrative expenses
Accounting, audit and legal	36,451	12,767	54,694	48,611
Depreciation	67	84	134	168
Interest	1,902	219	3,353	460
Consulting fees	14,513	61,500	35,313	91,500
Other	4,152	6,447	9,736	17,084
Stock-based compensation	-	16,000	-	16,000
	57,085	97,017	103,230	173,823

Loss before other income (expense)	(25,444)	(83,068)	(47,621)	(156,936)
Foreign exchange gain (loss)	(129)	(214)	(702)	(414)
Forgiveness of debt		-	-	-
Net loss	(25,573)	(83,282)	(48,323)	(157,350)
Loss per share – basic and diluted
Net loss	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common stock outstanding - basic and diluted	13,039,000	10,728,625	12,718,220	10,728,625

See accompanying notes

Cheetah Oil & Gas Ltd.
STATEMENTS OF CASH FLOWS
(Unaudited, expressed in U.S. dollars)

	Six	Six
	months ended	months ended
	June 30,	June 30,
	2011	2010
	$	$

OPERATING ACTIVITIES
Net loss for the period	(48,323)	(157,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & depletion	25,553	6,968
Debt forgiveness	-	-
Interest on warrants	-	-
Non-cash interest fees	-	-
Stock-based compensation	-	16,000
Change in other assets and liabilities:
Accounts receivable	16,188	(6,971)
Prepaids	(2,750)	-
Accounts payable and accrued drilling liabilities	39,749	39,708
Net cash provided by (used in) operating activities	30,417	(101,645)
FINANCING ACTIVITIES
Obligation to issues shares	-	-
Net loan proceeds	-	-
Long-term drilling liability	-	-
Purchase of Cheetah shares for cancellation	-	-
Net cash from financing activities	-	-
INVESTING ACTIVITIES
Accounts receivable	-	-
Proceeds from sale of Cheetah BC	-	62,500
Purchase of oil & gas properties	(12,950)	-
Net cash provided by (used in) investing activities	(12,950)	62,500
Increase (decrease) in cash and cash equivalents	17,467	(39,145)
Cash and cash equivalents, beginning of period	14,262	164,006
Cash and cash equivalents, end of period	31,729	124,861

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Non-cash investing and financing activities
Common stock	1,935	-
Accounts payable settled for shares	(193,375)	-
Additional paid in capital	191,440	-
		-
	-	-

See accompanying notes

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

June 30, 2011

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

The statements of operations and cash flows reflect the results of operations and the changes in cash flows of the Company for the six month period ended June 30, 2011 and 2010. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2. GOING CONCERN UNCERTAINTY

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $48,323 for the six month period ended June 30, 2011 [2010 - $157,350] and at June 30, 2011 had a deficit accumulated of $16,404,596 [2010 - $16,356,273]. The Company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $283,201 as at June 30, 2011 [2010 - $438,691]. Although our Company does not have sufficient funds to acquire new business assets, the increase in revenues is sufficient to maintain its existing operations at this time. If the Company decides to acquire new business assets, Management’s plan in this regard would be to raise equity and/or debt financing when required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Cheetah Oil & Gas Ltd.

NOTES TO FINANCIAL STATEMENTS
(expressed in U.S. dollars)

June 30, 2011

4. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through August 12, 2011, the date the financial statements were issued.

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

We are engaged in the exploration for and production of oil and natural gas, primarily in the State of Mississippi USA. Previously, we were engaged in the exploration for petroleum and natural gas in the country of Papua New Guinea through our 10% percent equity interest in Cheetah Oil & Gas B.C. Ltd. (“Cheetah BC”). On November 25, 2008, we sold our remaining 10% interest in Cheetah BC.

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

Results of Operations – Three months Ended June 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended June 30, 2011 which are included herein.

Our operating results for the three months ended June 30, 2011, for the three months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
			Ended
	Three months Ended	Three months Ended	June 30, 2011 and
	June 30, 2011	June 30, 2010	June 30, 2010
	$	$	$
Revenue	71,910	26,354	45,556
Operating costs & production taxes	(23,083)	(7,757)	(15,326)
Depletion, amortization & depreciation	(17,186)	(4,648)	(12,538)
Accounting, audit and legal	(36,451)	(12,767)	(23,684)
Depreciation	(67)	(84)	17
Interest	(1,902)	(219)	(1,683)
Consulting fees	(14,513)	(61,500)	46,987
Other	(4,152)	(6,447)	2,295
Stock-based compensation	Nil	(16,000)	16,000
Loss before other income (expense)	(25,444)	(83,068)	57,624
Foreign exchange gain (loss)	(129)	(214)	85
Net loss for the period	(25,573)	(83,282)	57,709

Revenues

We had revenues of $71,910 during the three months ended June 30, 2011 as compared to revenues of $26,354 during the three months ended June 30, 2010. The $45,556 increase is a result of increase in production during the period.

Natural Oil & Gas Operating Costs.

We had oil and gas operating costs of $23,083 during the three months ended June 30, 2011 as compared to oil and gas operating costs of $7,757 during the three months ended June 30, 2010. The $15,326 increase is a result of increase in operating costs due to increased revenues during the period.

The $12,538 increase in depletion costs for the three months ended June 30, 2011 was due to the recording of depletion during the period.

Accounting, Audit and Legal

The $23,684 increase in accounting, audit and legal fees for the three months ended June 30, 2011 was primarily due to increase in audit and accounting fees during the period.

Consulting Fees and Directors Fees

Consulting fees decreased by $46,987 during the three months ended June 30, 2011 compared to the same period in 2010. The decrease is due to decrease in consulting fees during the period.

Other

Other expenses decreased by $2,295 from the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease was primarily due to decrease in travel expenses.

Results of Operations – Six months Ended June 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the six month period ended June 30, 2011 which are included herein.

Our operating results for the six months ended June 30, 2011, for the six months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Six Month Period
			Ended
	Six Months Ended	Six Months Ended	June 30, 2011 and
	June 30, 2011	June 30, 2010	June 30, 2010
	$	$	$
Revenue	127,754	39,364	88,390
Operating costs & production taxes	(46,726)	(15,677)	(31,049)
Depletion, amortization & depreciation	(25,419)	(6,800)	(18,619)
Accounting, audit and legal	(54,694)	(48,611)	(6,083)
Depreciation	(134)	(168)	34
Interest	(3,353)	(460)	(2,893)
Consulting fees	(35,313)	(91,500)	56,187
Other	(9,736)	(17,084)	7,348
Stock-based compensation	Nil	(16,000)	16,000
Loss before other income (expense)	(47,621)	(156,936)	109,315
Foreign exchange gain (loss)	(702)	(414)	288
Net loss for the period	(48,323)	(157,350)	109,027

Revenues

We had revenues of $127,754 during the six months ended June 30, 2011 as compared to revenues of $39,364 during the six months ended June 30, 2010. The $88,390 increase is partially due to an increase in production.

Natural Oil & Gas Operating Costs.

We had oil and gas operating costs of $46,726 during the six months ended June 30, 2011 as compared to oil and gas operating costs of $15,677 during the six months ended June 30, 2010. The $31,049 increase is a result of an increase in operating costs during the period.

The $18,619 increase in depletion costs for the six months ended June 30, 2011 was due to increase in depletion.

Accounting, Audit and Legal

The $6,083 increase in accounting, audit and legal fees for the six months ended June 30, 2011 was primarily due to increase in audit and accounting fees during the period.

Consulting Fees and Directors Fees

Consulting fees 35,313 decreased by $56,187 during the six months ended June 30, 2011 compared to the same period in 2010. The decrease is due to decrease in consulting fees.

Other

Other expenses decreased by $7,348 from the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was primarily due to decrease in travel expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,
	2011	2010
Current assets	$62,491	$58,462
Current liabilities	$345,692	$497,153
Working capital	$(283,201)	$(438,691)

Cash Flows
		Six Months Ended
		June 30,
		2011		2010
Cash flows provided by (used in) operating activities		$30,417		$(101,645)
Cash flows provided by (used in) investing activities		$(12,950)		$62,500
Cash flows provided by (used in) financing activities	$	Nil	$	Nil
Increase (decrease) in cash and cash equivalents		$17,467		$(39,145)

Operating Activities

Net cash provided by operating activities was $30,417 for the six months ended June 30, 2011 compared with cash used in operating activities of $101,645 in the same period in 2010. The difference was largely due to an overall decrease in expenses.

Investing Activities

Net cash used in investing activities was $12,950 for the six months ended June 30, 2011 compared to net cash provided by investing activities of $62,500 in the same period in 2010. The difference was mainly attributable to the proceeds from sale of Cheetah BC and increase in purchase of oil & gas properties.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $Nil compared to $Nil for the six months ended June 30, 2010.

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

Going Concern

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has incurred a net loss of $48,323 for the six month period ended June 30, 2011 [2010 - $157,350] and at June 30, 2011 had a deficit accumulated of $16,404,596 [2010 - $16,356,273]. Our company has generated revenue, however we have a substantial accumulated deficit and negative working capital of $283,201 as at June 30, 2011 [2010 - $438,691]. Although our company does not have sufficient funds to acquire new business assets, the increase in revenues is sufficient to maintain its existing operations at this time. If our company decides to acquire new business assets, Management’s plan in this regard would be to raise equity and/or debt financing when required but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $31,729 and a working capital deficit of $283,201 as of June 30, 2011. We do not have sufficient funds to independently finance the acquisition and development of prospective oil and gas properties, nor do we have the funds to independently finance our daily operating costs. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop our property. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our property and any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in a dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.2	Certificate of Amendment (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.3	Certificate of Amendment dated February 19, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.4	Certificate of Amendment dated May 25, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 15, 2005)
3.5	Bylaws (incorporated by reference from our Form 10-SB filed on August 2, 1999)
3.6	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009)
3.7	Certificate of Correction (incorporated by reference from our Current Report on Form 8-K filed on August 19, 2009
(10)	Material Contracts
10.1	Loan Agreement dated March 12, 2008 with Invicta Oil & Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 20, 2008)
10.2	Mutual Release (incorporated by reference from our Current Report on Form 8-K filed on July 15, 2008)
10.3	Share Purchase Agreement dated November 25, 2008 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2008)
10.4	Asset Purchase Agreement dated April 3, 2009 with Delta Oil & Gas, Inc. and The Stallion Group (incorporated by reference from our Current Report on Form 8-K filed on April 7, 2009)
10.5	Form of Settlement Agreement dated May 31, 2010 with Enertopia Corp. (incorporated by reference from our Current Report on Form 8-K filed on June 8, 2010)
10.6*	Assignment Agreement dated April 3, 2009 with Emerald Atlantic LLC dated July 22, 2010
10.7	Loan Agreement dated September 13, 2010 with Cornelius O’Connell (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)
10.8	Asset Pledge Agreement dated September 13, 2010 with Cornelius O’Connell (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)
10.9	Form of Demand Promissory Note (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)
10.10	Form of Warrant Certificate (incorporated by reference from our Current Report on Form 8-K filed on September 17, 2010)
10.11*	Loan Agreement dated November 19, 2010 with Hugh W. Reid & Associates Ltd. and David Bond
10.12*	Asset Pledge Agreement dated November 19, 2010 with Hugh W. Reid & Associates Ltd. and David Bond

Exhibit
Number	Description
10.13	Consulting Agreement dated December 14, 2010 with Donald Findlay (incorporated by reference from our Current Report on Form 8-K filed on December 10, 2010)
10.14*	Loan Agreement dated December 20, 2010 with Renata Manton
10.15*	Asset Pledge Agreement dated December 20, 2010 with Renata Manton
10.16*	Assignment Agreement dated December 20, 2010 with Sage Investments Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Robert McAllister
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Georgina Martin
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Robert McAllister
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Georgina Martin

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH OIL & GAS LTD.
(Registrant)

Dated: August 15, 2011	/s/ Robert McAllister
Robert McAllister
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 15, 2011	/s/ Georgina Martin
Georgina Martin
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)